Form 10-Q
period 1995-02-28
ANDOVER TOGS INC
filed 1995-04-13
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -----

                                   FORM 10-Q

(Mark One)

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  February 28, 1995

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition Period from ______________________ to _______________________

                         Commission file number 0-14674

                               ANDOVER TOGS, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       13-5677957
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification Number)

  One Penn Plaza, New York, New York                         10119
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number,including area code:  (212) 244-0700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES x    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,458,315 shares of common stock, $.10 par value, of the Registrant were outstanding as of April 1, 1995.

ANDOVER TOGS, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

INDEX




                                                                     Page
                                                                     ----
Part  I -  FINANCIAL INFORMATION

 Item 1.  Consolidated financial statements:

             Balance Sheets
              February 28, 1995 (unaudited) and November 30, 1994
               and February 28, 1994 (unaudited)                       1


             Statements of Operations (unaudited)
              Three months ended February 28, 1995 and 1994            2


             Statements of Stockholders' Equity (unaudited)
              Three months ended February 28, 1995 and 1994            3


             Statements of Cash Flows (unaudited)
              Three months ended February 28, 1995 and 1994            4


             Notes to Consolidated Financial Statements (unaudited)  5-6


 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7-8


Part II -  OTHER INFORMATION

 Item 6.  Exhibits and reports on Form 8-K                             9



Signatures                                                            11

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                 February 28,     November 30,     February 28,
ASSETS                               1995            1994             1994
- ------                           ------------     ------------     ------------
                                 (Unaudited)                       (Unaudited)
CURRENT ASSETS:
  Cash                             $    626,000    $    584,000    $    627,000
  Accounts receivable - net          11,956,000      12,659,000       8,487,000
  Inventories (Notes 2 and 3)        18,299,000      13,972,000      13,058,000
  Deferred income taxes                 267,000         248,000         337,000
  Other current assets                  574,000         224,000         679,000
                                   ------------    ------------    -------------
    Total current assets             31,722,000      27,687,000      23,188,000

PROPERTY, PLANT AND EQUIPMENT -
  Net (Note 3)                        8,427,000       8,554,000       9,216,000

RESTRICTED FUNDS                        360,000         360,000         360,000

OTHER ASSETS                            270,000         279,000         533,000

COST IN EXCESS OF ASSETS
  ACQUIRED (Note 3)                     500,000           -               -
                                   ------------    ------------    -------------
   TOTAL                           $ 41,279,000    $ 36,880,000    $ 33,297,000
                                   ============    ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable-bank (Note 3)      $  7,200,000    $  2,400,000    $    625,000
  Accounts payable                    4,498,000       4,632,000       3,404,000
  Accrued expenses and other
   current liabilities                3,197,000       3,049,000       2,494,000
  Current portion of long-term
   debt and obligations under
   capital leases                     1,520,000       1,520,000       1,474,000
                                   ------------    ------------    -------------

   Total current liabilities         16,415,000      11,601,000       7,997,000

LONG-TERM DEBT AND OBLIGATIONS
  UNDER CAPITAL LEASES                4,935,000       5,238,000       6,010,000

OTHER LIABILITIES                        81,000          61,000         101,000

DEFERRED INCOME  TAXES                  985,000       1,025,000       1,131,000
                                   ------------    ------------    -------------
  Total liabilities                  22,416,000      17,925,000      15,239,000
                                   ------------    ------------    -------------
STOCKHOLDERS' EQUITY
 Common stock (Note 3)                  464,000         454,000         454,000
 Additional paid-in
   capital (Note 3)                  11,135,000      10,870,000      10,870,000
 Retained earnings                    7,904,000       8,271,000       7,374,000
 Less treasury stock, at cost          (640,000)       (640,000)       (640,000)
                                   ------------    ------------    -------------
  Total stockholders'equity          18,863,000      18,955,000      18,058,000
                                   ------------    ------------    -------------
  TOTAL                            $ 41,279,000    $ 36,880,000    $ 33,297,000
                                   ============    ============    =============

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
(UNAUDITED)

                                                   1995                1994
                                                   ----                ----
NET SALES                                     $  15,016,000       $  11,227,000

COST OF GOODS SOLD (Note 2)                      12,278,000           9,127,000
                                              -------------       -------------

     GROSS PROFIT                                 2,738,000           2,100,000

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                          3,029,000           3,296,000
                                              -------------       -------------

OPERATING LOSS                                     (291,000)         (1,196,000)

INTEREST EXPENSE                                    249,000             163,000
                                              -------------       -------------

LOSS BEFORE INCOME TAX BENEFIT                     (540,000)         (1,359,000)

INCOME TAX BENEFIT                                 (173,000)           (587,000)
                                              -------------       -------------

NET LOSS                                      $    (367,000)      $    (772,000)
                                              =============       =============


LOSS PER SHARE                                $        (.08)      $        (.18)
                                              =============       =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                      4,361,000           4,358,000
                                              =============       =============



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
(Unaudited)


                                       Common Stock            Additional                          Treasury Stock
                                  -----------------------        Paid-in        Retained        ---------------------
                                  Shares           Amount        Capital        Earnings        Shares        Amount         Total
                                  ------           ------      -----------      --------        ------        ------         -----
THREE MONTHS ENDED
FEBRUARY 28, 1995

BALANCE
 DECEMBER 1, 1994                   4,542,990    $   454,000    $10,870,000   $ 8,271,000       184,675   $  (640,000)   $18,955,000

 Issuance of stock (Note 3)           100,000         10,000        265,000                                                  275,000

 Net loss                                                                        (367,000)                                 (367,000)
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------


BALANCE
 FEBRUARY 28, 1995                  4,642,990    $   464,000    $11,135,000   $ 7,904,000       184,675   $  (640,000)   $18,863,000
                                  ===========    ===========    ===========   ===========   ===========   ===========    ===========

THREE MONTHS ENDED
FEBRUARY 28, 1994

BALANCE
 DECEMBER 1, 1993                   4,542,990    $   454,000    $10,870,000   $ 8,146,000       184,675   $  (640,000)   $18,830,000


 Net loss                                                                        (772,000)                                 (772,000)
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

BALANCE
 FEBRUARY 28 1994                   4,542,990    $   454,000    $10,870,000   $ 7,374,000       184,675   $  (640,000)   $18,058,000
                                  ===========    ===========    ===========   ===========   ===========   ===========    ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
(Unaudited)

                                                   1995                 1994
                                                -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $   (367,000)       $   (772,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                   330,000             361,000
    Deferred income taxes                           (59,000)            (63,000)
    Changes in assets and liabilities, net
     of effect of acquisition:
     Decrease in accounts receivable                703,000           2,186,000
     Increase in inventories                       (627,000)         (1,846,000)
     Increase in other assets                      (566,000)           (156,000)
     Decrease in accounts payable                  (134,000)           (572,000)
     Increase (decrease) in accrued
       expenses and other liabilities               168,000            (687,000)
                                               ------------        ------------

       Net cash used in operating
         activities                                (552,000)         (1,549,000)
                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition                                    (3,800,000)               --
  Capital expenditures                             (103,000)            (23,000)
                                               ------------        ------------

       Net cash used in investing
         activities                              (3,903,000)            (23,000)
                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable - bank            4,800,000             625,000
  Repayments of long-term debt                     (303,000)           (521,000)
                                               ------------        ------------

       Net cash provided by financing
         activities                               4,497,000             104,000
                                               ------------        ------------

NET INCREASE (DECREASE) IN CASH                      42,000          (1,468,000)

CASH, BEGINNING OF PERIOD                           584,000           2,095,000
                                               ------------        ------------

CASH, END OF PERIOD                            $    626,000        $    627,000
                                               ============        ============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
    Interest                                   $    119,000        $    261,000
                                               ============        ============

    Income taxes                               $    131,000        $     37,000
                                               ============        ============


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION

         The consolidated balance sheets as of February 28, 1995 and February 28, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations, and cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended November 30, 1994.

         The results of operations for the period ended February 28, 1995 are not necessarily indicative of the operating results for the full year.

         Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.



2.       INVENTORIES

         Inventories consist of:

                             February 28,   November 30,     February 28,
                                 1995           1994             1994
                             ------------   ------------     -----------
                             (Unaudited)                     (Unaudited)
         Raw materials       $ 4,044,000     $ 3,458,000     $ 2,974,000
         Work in process       5,377,000       4,597,000       2,849,000
         Finished goods        8,878,000       5,917,000       7,235,000
                             ------------   ------------     -----------
                             $18,299,000     $13,972,000     $13,058,000
                             ===========     ===========     ===========


         Inventories and cost of goods sold at February 28, 1995 and 1994 are determined based upon the estimated gross profit method. At February 28, 1995, inventories include approximately $3,700,000 from the Dobie acquisition (Note 3).

3.       ACQUISITION

         On February 27, 1995, the Company acquired the inventory, trade names, customer orders and certain items of machinery and equipment of Dobie Industries, Inc. ("Dobie"), a manufacturer of children's and ladies apparel. The purchase price was approximately $3,800,000 in cash, subject to final adjustments; 100,000 shares of the Company's common stock, valued at $275,000; and a warrant to purchase 50,000 additional shares of stock at $2.50 per share. The cash portion of the purchase price was obtained by utilizing the Company's existing line of credit.

         Under certain conditions the holders of the 100,000 shares have the right to require the Company to purchase the 100,000 shares at $5.00 per share at the expiration of five years. Additionally the purchase price includes contingent payments of up to $4,000,000 over the next five years based on the Company's consolidated future operations.

         The acquisition has been accounted for as a purchase, and the assets are included in the Company's Consolidated Financial Statements beginning February 27, 1995. The purchase price has been allocated to the assets of Dobie based on preliminarily estimated fair values and is subject to further adjustment as more information becomes available. The purchase price and expenses associated with the acquisition exceeded the fair value of Dobie's assets by approximately $500,000, subject to future adjustment, which has been assigned to cost in excess of assets acquired. The cost in excess of assets acquired is being amortized over 15 years.

         ANDOVER TOGS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Net sales for the three months ended February 28, 1995 were $15,016,000 an increase of $3,789,000 or 33.7% as compared with the 1994 period of $11,227,000. In fiscal 1995, the Company recaptured some of the sales it lost in fiscal 1994.

         The Company's acquisition of certain assets of Dobie on February 27, 1995 had no material impact on the Company's sales for the quarter ended February 28, 1995.

         The Company expects competition to continue to be intense and customers to continue to buy conservatively. The Dobie acquisition reflects the Company's continuing efforts to increase its sales penetration by expanding its accounts. The acquisition is expected to have a positive impact on fiscal 1995 sales.

         Gross profit as a percentage of net sales decreased to 18.2% from 18.7% in the comparable 1995 three-month period. The majority of the Company's sales are still of non-branded merchandise where pricing pressures remain intense and therefore the Company is unable to pass through cost increases to its customers. The Company has accepted business at lower margins in order to maintain market share. The Company does not expect any significant improvement in its profit margins in 1995.

         Selling, general and administrative expenses for the three months ended February 28, 1995 were $3,029,000 or 20.2% of sales as compared to $3,296,000 or 29.4% of sales for the three months ended February 28, 1994. The decrease of $267,000 was attributable to approximately $150,000 of reduced payrolls, related benefits and commission expenses and approximately $90,000 as a reduction of rent expense due to a new lease. The decrease as a percentage of sales is primarily a result of the increased sales volume in the first quarter of fiscal 1995.

         The increase in interest expense of $86,000 is a reflection of higher borrowing levels due to increased inventory levels based on increased Spring orders and higher interest rates.

         FINANCIAL CONDITION

         The Company's working capital at February 28, 1995 decreased $779,000 to $15,307,000 as compared to $16,086,000 at November 30, 1994, due primarily to principal payments of long-term debt, the Company's net loss for the period and Dobie acquisition costs. The Company's long-term debt decreased $1,075,00 at February 28, 1995 compared to February 28, 1994.

         Inventory at February 28, 1995 was approximately $5,241,000 higher than February 28, 1994 primarily as a result of higher bookings for Spring 1995 and the addition of Dobie inventory.

         The Company does not traditionally make material commitments to purchase piece goods without corresponding orders. The Company generally does not have long term commitments other than under its lease for its New York premises and the financings associated with its manufacturing facilities.

         The Company maintains a $22,000,000 revolving credit facility and a $7,000,000 letter of credit facility subject to maximum aggregate borrowings of $26,000,000. The facilities are secured by the Company's accounts receivable, imported inventory under letters of credit and certain personal property and equipment. The revolving credit and letter of credit facilities terminate May 1, 1995. The Company expects to renew these or obtain substantially similar facilities.

         The Company believes that cash generated from operations and available borrowings will be sufficient to meet its anticipated working capital needs.
                                       8

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

Exhibit
Number                                    Description
- -------                                   -----------
3(a)       Certificate  of  Incorporation   of  the  Company,   incorporated  by
           reference to Exhibit 3(a) to Registration Statement on Form S-1 (SEC File No. 33-5363) of the Company (the "Form S-1").

3(b)       Certificate of Merger of Andover Togs, Inc., a New York  corporation,
           into  and  with  Andover   Togs,   Inc.,   a  Delaware   corporation,
           incorporated by reference to Exhibit 3(b) to the Form S-1.

3(c) Certificate of Amendment of Certificate of Incorporation, filed June 1, 1987, incorporated by reference to Exhibit 3(a) to the Company's quarterly report on Form 10-Q dated May 31, 1994 (the "May 1994 10-Q").

3(d) By-laws of the Company, as amended through November 12, 1986, incorporated by reference to Exhibit 3(b) to the May 1994 10-Q.

4(a) Specimen of certificate for shares of Common Stock of the Company, incorporated by reference to Exhibit 4(a) to the Form S-1.

4(b) The Company's Incentive Stock Option Plan, as amended April 20, 1987, incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8 (SEC File No. 33-33963) as filed with the Securities and Exchange Commission on March 22, 1990.

4(c) The Company's Non-Qualified Stock Option Plan, as amended May 21, 1987 and April 9, 1992, incorporated by reference to Exhibit 4(a) to the Amendment to the Registration Statement on Form S-8 (SEC File No. 33- 33963) as filed with the Securities and Exchange Commission on November 2, 1992.

4(d) Common Stock Purchase Warrant, dated February 27, 1995, issued to Dobie Industries, Inc., incorporated by reference to Exhibit 4(d) to the Company's annual report on Form 10-K for the year ended November 30, 1994 (the "1994 10-K").

4(e) Registration Rights Agreement, dated February 27, 1995, by and between the Company and Dobie Industries, Inc., incorporated by reference to Exhibit 4(e) to the 1994 10-K.

Exhibit
Number                                    Description
- -------                                   -----------

*10(a) Insurance Agreement dated as of September 1, 1994, by and among the Company, William L. Cohen and Peter A. Cohen and Stanley I. Schachter, as trustees of the William L. Cohen Irrevocable Life Insurance Trust Agreement, dated January 31, 1984.

*27        Financial Data Schedule.

- ---------------
* Filed herewith

(b)  Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter ended February 28, 1995. However, one report on Form 8-K was filed on March 14, 1995 to report the acquisition by the Company on February 27, 1995 of the inventory, customer orders, trademarks and other intellectual property and certain machinery and equipment of Dobie Industries, Inc., a New York corporation.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANDOVER TOGS, INC.
                                              (Registrant)




         Date    April 12, 1995           By /s/   William L. Cohen
              ---------------------          -----------------------------
                                             Chairman of the Board and
                                                 President




         Date    April 12, 1995           By /s/   Alan Kanis
              ---------------------          -----------------------------
                                             Treasurer and Chief Financial
                                                and Accounting Officer