Form 10-Q
period 1995-05-31
ANDOVER TOGS INC
filed 1995-07-14
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ------------


                                   FORM 10-Q

(Mark One)

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  May 31, 1995
                                ------------
                                       or

( )      TRANSITION PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to  ___________________

                         Commission file number 0-14674
                                                -------

                               ANDOVER TOGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                         13-5677957
- -------------------------------                         ---------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)

  One Penn Plaza, New York, New York                          10119
- ---------------------------------------                    -----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (212) 244-0700
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES   x            NO
                               -------           --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,458,315 shares of common stock, $.10 par value, of the Registrant were outstanding as of July 1, 1995.

ANDOVER TOGS, INC. AND SUBSIDIARIES
- -----------------------------------
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995
- -----------------------------------------------------
INDEX
- -------------------------------------------------------------------------------


                                                                         Page

Part  I - FINANCIAL INFORMATION
          ---------------------

Item 1. - Consolidated Financial Statements:

         Balance Sheets
          May 31, 1995 (unaudited) and November 30, 1994
          and May 31, 1994 (unaudited)                                    1

         Statements of Operations (unaudited)
          Six months ended May 31, 1995 and 1994                          2
          Three months ended May 31, 1995 and 1994                        3


         Statements of Stockholders' Equity (unaudited)
          Six months ended May 31, 1995 and 1994                          4


         Statements of Cash Flows (unaudited)
          Six months ended May 31, 1995 and 1994                          5


         Notes to Consolidated Financial Statements (unaudited)           6-7


Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-9


Part II - OTHER INFORMATION
          -----------------

Item 6. - Exhibits and reports on Form 8-K                                10-12




SIGNATURES                                                                13

ANDOVER TOGS, INC. AND SUBSIDIARIES
- -----------------------------------
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                   May 31,                November 30,                 May 31,
ASSETS                                              1995                     1994                       1994
- ------                                          -------------          -----------------             ----------
                                                            (Unaudited)                              (Unaudited)



CURRENT ASSETS:
 Cash                                           $    861,000              $    584,000               $    223,000
 Accounts receivable -
   net (Note 3)                                    6,971,000                12,659,000                  7,641,000
 Inventories (Notes 2,3)                          24,477,000                13,972,000                 18,462,000
 Deferred income taxes                               225,000                   248,000                    342,000
 Other current assets                                753,000                   224,000                    772,000
                                                 -----------              ------------                -----------
   Total current assets                           33,287,000                27,687,000                27,440,000

PROPERTY, PLANT AND EQUIPMENT -
  Net (Note 3)                                     8,148,000                 8,554,000                  8,925,000
RESTRICTED FUNDS                                     360,000                   360,000                    360,000
OTHER ASSETS                                         294,000                   279,000                    521,000
COST IN EXCESS OF ASSETS
  ACQUIRED (Note 4)                                  803,000                         -                          -
                                                 -----------              ------------               ------------
TOTAL                                           $ 42,892,000              $ 36,880,000               $ 37,246,000
                                                 ===========              ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------

CURRENT LIABILITIES:
 Notes payable-bank (Notes 3,4)                $  5,400,000              $  2,400,000               $          -
 Accounts payable                                 8,868,000                 4,632,000                  7,693,000
 Accrued expenses and other
  current liabilities                             3,014,000                 3,049,000                  2,838,000
 Current portion of long-term
  debt and obligations under
  capital leases                                  1,519,000                 1,520,000                  1,484,000
                                                -----------               -----------               ------------

    Total current liabilities                    18,801,000                11,601,000                 12,015,000

LONG-TERM DEBT AND OBLIGATIONS
 UNDER CAPITAL LEASES (Note 5)                    4,410,000                 5,238,000                  5,948,000
OTHER LIABILITIES                                   102,000                    61,000                     84,000
DEFERRED INCOME TAXES                               947,000                 1,025,000                  1,126,000
                                                -----------               -----------               ------------
    Total liabilities                            24,260,000                17,925,000                 19,173,000
                                                -----------               -----------               ------------
STOCKHOLDERS' EQUITY
 Common stock                                       464,000                   454,000                    454,000
 Additional paid-in capital                      11,135,000                10,870,000                 10,870,000
 Retained earnings                                7,673,000                 8,271,000                  7,389,000
 Less treasury stock, at cost                      (640,000)                 (640,000)                  (640,000)
                                                -----------               -----------               ------------

    Total stockholders' equity                   18,632,000                18,955,000                 18,073,000
                                                -----------               -----------               ------------

TOTAL                                          $ 42,892,000              $ 36,880,000               $ 37,246,000
                                               ============              ============              =============

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
- ------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MAY 31, 1995 AND 1994
(Unaudited)
- -------------------------------------------------------------------------------

                                                      1995               1994
                                                      ----               ----


NET SALES                                        $  33,767,000    $  26,951,000


COST OF GOODS SOLD (Note 2)                         27,427,000       21,264,000
                                                 -------------    -------------


         GROSS PROFIT                                6,340,000        5,687,000


SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                             6,746,000        6,596,000
                                                 -------------    -------------

                                                             -                -

OPERATING LOSS                                        (406,000)        (909,000)


INTEREST EXPENSE                                       475,000          353,000
                                                 -------------    -------------


LOSS BEFORE INCOME TAX BENEFIT                        (881,000)      (1,262,000)

                                                             -                -

INCOME TAX BENEFIT                                    (283,000)        (505,000)
                                                 -------------    -------------


NET LOSS                                         $    (598,000)   $    (757,000)
                                                 =============    =============


LOSS PER SHARE                                        $(.14)           $(.17)
                                                      ======           ======


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,410,000        4,385,300
                                                 =============    =============



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
- ------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1995 AND 1994
(Unaudited)
- -------------------------------------------------------------------------------


                                             1995                       1994
                                             ----                       ----


NET SALES                                 $18,751,000                $15,724,000


COST OF GOODS SOLD (Note 2)                15,149,000                 12,137,000
                                          -----------                -----------
    GROSS PROFIT                            3,602,000                  3,587,000

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                    3,717,000                  3,300,000
                                          -----------                -----------

OPERATING (LOSS) INCOME                      (115,000)                   287,000

INTEREST EXPENSE                              226,000                    190,000
                                          -----------                -----------


(LOSS) EARNINGS  BEFORE (BENEFIT)
PROVISION FOR INCOME TAXES                   (341,000)                    97,000


(BENEFIT) PROVISION FOR INCOME TAXES         (110,000)                    82,000
                                         ------------                -----------


NET (LOSS) EARNINGS                       $  (231,000)               $    15,000
                                         ============                ===========


LOSS PER SHARE                               $   (.05)                    $    -
                                            =========                   ========


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                 4,458,300                  4,358,300
                                           ==========                 ==========




See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
- -----------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MAY 31, 1995 AND 1994
(Unaudited)
- --------------------------------------------------------------------------------


                           Common  Stock         Additional                  Treasury Stock
                        -------------------       Paid-in      Retained     -----------------
                        Shares       Amount       Capital      Earnings     Shares     Amount         Total
                        ------      -------     -----------    --------     ------     ------         -----
SIX MONTHS ENDED
MAY 31,1995
BALANCE
 DECEMBER 1, 1994     4,542,990    $ 454,000    $10,870,000   $8,271,000   184,675   $(640,000)   $18,955,000

 Issuance of stock      100,000       10,000        265,000                                           275,000
 Net loss                                                       (598,000)                            (598,000)
                      ---------    ---------    -----------   ----------   -------   ---------    -----------
BALANCE
 MAY 31, 1995         4,642,990    $ 464,000    $11,135,000   $7,673,000   184,675   $(640,000)   $18,632,000
                      =========    =========    ===========   ==========   =======   =========    ===========

SIX MONTHS ENDED
MAY 31, 1994
BALANCE
 DECEMBER 1, 1993     4,542,990    $ 454,000    $10,870,000   $8,146,000   184,675   $(640,000)   $18,830,000

 Net income                                                     (757,000)                            (757,000)
                      ---------    ---------    -----------   ----------   -------   ---------    -----------
BALANCE
 MAY 31, 1994         4,542,990    $ 454,000    $10,870,000   $7,389,000   184,675   $(640,000)   $18,073,000
                      =========    =========    ===========   ==========   =======   =========    ===========

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
- -----------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 1995 AND 1994
(Unaudited)
- --------------------------------------------------------------------------------

                                                                                1995                      1994
                                                                                ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $  (598,000)              $  (757,000)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amoritization                                               667,000                   697,000
  Deferred income taxes                                                        (56,000)                  (73,000)
  Changes in assets and liabilities, net of acquisition:
   Decrease in accounts receivable                                           5,688,000                 3,032,000
   Increase in inventories                                                  (6,910,000)               (7,250,000)
   Increase in other assets                                                   (936,000)                 (237,000)
   Increase in accounts payable                                              4,236,000                 3,717,000
   Increase (decrease) in accrued expenses
    and other liabilities                                                        6,000                (  360,000)
                                                                          ------------               ------------

     Net cash provided by (used in)
      operating activities                                                   2,097,000                (1,231,000)
                                                                          ------------               ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition                                                                (3,834,000)                        -
 Capital expenditures                                                         (157,000)                 ( 68,000)
                                                                          -------------              ------------

     Net cash used in investigating
      activities                                                            (3,991,000)                 ( 68,000)
                                                                          -------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable - bank                                       3,000,000                         -
  Increase in long-term borrowings                                                   -                   250,000
  Repayments of long-term debt                                                (829,000)                 (823,000)
                                                                           ------------              ------------

     Net cash provided by (used in)
      financing activities                                                   2,171,000                  (573,000)
                                                                          -------------              ------------

NET INCREASE (DECREASE) IN CASH                                                277,000                (1,872,000)

CASH, BEGINNING OF PERIOD                                                      584,000                 2,095,000
                                                                          -------------              -----------

CASH, END OF PERIOD                                                       $    861,000               $   223,000
                                                                          =============              ===========


SUPPLEMENTAL INFORMATION:
 Cash paid during the period for:
  Interest                                                                $    472,000               $   337,000
                                                                          =============              ===========

  Income taxes                                                            $    166,000               $    83,000
                                                                          =============              ===========


SCHEDULE OF NON CASH INVESTING ACTIVITIES:
  Aquisition:
    Fair value of assets acquired                                         $  4,109,000
    Common stock issued                                                        275,000
                                                                          ------------
  Total cash paid for the net assets acquired                             $  3,834,000
                                                                          ============

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
- -----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- --------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

   The consolidated balance sheets as of May 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations, and cash flows have been made.

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

   The results of operations for the period ended May 31, 1995 are not necessarily indicative of the operating results for the full year.

   Per share information is computed by dividing the net (loss) earnings amounts by the weighted average number of shares of common stock outstanding during each period.


2. INVENTORIES

   Inventories consist of:

                     May 31,    November 30,    May 31,
                      1995         1994          1994
                 ------------   -----------   -----------
                  (Unaudited)                 (Unaudited)
Raw materials     $ 6,768,000   $ 3,458,000   $ 5,912,000
Work in process     5,489,000     4,597,000     4,826,000
Finished goods     12,220,000     5,917,000     7,724,000
                  -----------    -----------  -----------
                  $24,477,000   $13,972,000   $18,462,000
                  ===========   ===========   ===========


3. NOTES PAYABLE - BANK

   Effective May 31, 1995 the Company and its lenders renewed its loan agreement that provides for a $22,000,000 line of credit and a $7,000,000 letter of credit facility, subject to maximum aggregate borrowings of $26,000,000. Related loans bear interest at prime plus 1/2%. The Company is expected to maintain a 5% compensating balance on outstanding loans. The Company has pledged its accounts receivable, import inventories under letters of credit, and certain personal property and equipment as collateral.

4. ACQUISITION

   On February 27, 1995, the Company acquired the inventory, trade names, customer orders and certain items of machinery and equipment of Dobie Industries, Inc. ("Dobie"), a manufacturer of children's and ladies apparel. The purchase price was approximately $3,695,000 in cash, subject to final adjustments; 100,000 shares of the Company's common stock, valued at $275,000; and a warrant to purchase 50,000 additional shares of stock at $2.50 per share. The cash portion of the purchase price was obtained by utilizing the Company's existing line of credit.

   Under certain conditions the holders of the 100,000 shares have the right to require the Company to purchase the 100,000 shares at $5.00 per share at the expiration of five years. Additionally the purchase price includes contingent payments of up to $4,000,000 over the next five years based on the Company's consolidated future operations.

   The acquisition has been accounted for as a purchase, and the assets are included in the Company's Consolidated Financial Statements beginning February 27, 1995. The purchase price has been allocated to the assets of Dobie based on estimated fair values. The purchase price and cost associated with the acquisition exceeded the fair value of Dobie's assets by approximately $812,000, which has been assigned to cost in excess of assets acquired. The cost in excess of assets acquired is being amortized over 15 years.

5. LONG TERM DEBT

   The term note agreement between the Company and its banks contain certain financial covenants. The Company was in violation of one of its covenants at May 31, 1995 and has obtained a waiver.

ANDOVER TOGS, INC. AND SUBSIDIARIES
- -----------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Quarter Ended May 31, 1995 vs. 1994

Net sales for the three months ended May 31, 1995 were $18,751,000 an increase of $3,027,000 or 19.3%, from the comparable 1994 period's net sales of $15,724,000. The increase in sales volume was due to the Dobie acquisition.

The Company expects competition to continue to be intense and customers to continue to buy conservatively. The Dobie acquisition reflects the Company's continuing efforts to increase its sales penetration by expanding its distribution.

Gross profit as a percentage of net sales decreased to 19.2% from 22.8% in the comparable 1994 three-month period. Pricing pressures remain intense and the Company is unable to pass through cost increases to its customers. The Company has accepted business at lower margins in order to maintain market share. The Company does not expect any improvement in its profit margins in 1995.

Selling, general and administrative expenses for the three months ended May 31, 1995 were $3,717,000 or 19.8% of sales as compared to $3,300,000 or 21.0% of sales for the three months ended May 31, 1994. The increase of $417,000 was attributable to the Dobie acquisition including certain transition expenses.

The increase in interest expense for the three month period of $36,000 is a reflection of higher short term borrowing levels due to increased inventory levels and higher interest rates, which were offset in part by the reduction of long term debt.

Six Months Ended May 31, 1995 vs. 1994

Net sales for the six months ended May 31, 1995 were $33,767,000 an increase of $6,816,000 or 25.3% from the comparable 1994 period's net sales of $26,951,000. The increase in sales volume was primarily attributable to the Company recapture of some of the sales it lost in fiscal 1994 and the sales volume of the Dobie acquisition.

Gross profit as a percentage of net sales decreased to 18.8% from 21.1% in the comparable 1994 six-month period for similar reasons as noted in the three month period.

Selling, general and administrative expenses for the six months ended May 31, 1995 were $6,746,000 or 20.0% of sales as compared to $6,596,000 or 24.5% for the six months ended May 31, 1994. The net increase of $150,000 was attributable to the addition of the Dobie acquisition including certain transition expenses, net of decreases of approximately $128,000 of reduced payrolls, related benefits, and commission expenses and approximately $174,000 as a reduction of rent expense due to a new lease. The decrease as a percentage of sales is a result of the increased sales volume in the six month period.

The increase in interest expense for the six month period of $122,000 is a reflection of higher short term borrowing levels due to increased inventory levels and higher interest rates, which were offset in part by the reduction of long term debt.

FINANCIAL CONDITION

The Company's working capital at May 31, 1995 decreased $1,600,000 to $14,486,000 compared to $16,086,000 at November 30, 1994, due primarily to principal payments of long-term debt and the Company's net loss for the period. In addition, the working capital decreased approximately $537,000 related to the acquisition of Dobie. The Company's long-term debt decreased $1,538,000 at May 31, 1995 compared to May 31, 1994.

Inventory at May 31, 1995 was approximately $6,015,000 higher than May 31, 1994 primarily as a result of production of Fall goods to meet higher bookings for Fall 1995, inclusive of the Dobie acquisition. In conjunction with the increase in inventory and the Dobie acquisition, notes payable bank increased $5,400,000.

The Company does not traditionally make material commitments to purchase piece goods without corresponding orders. The Company generally does not have long term commitments other than under its lease for its New York premises and the financings associated with its manufacturing facilities.

Effective May 31, 1995 the Company and its lenders renewed it $22,000,000 revolving credit facility and its $7,000,000 letter of credit facility subject to a maximum aggregate borrowings of $26,000,000. The facilities are secured by the Company's accounts receivable, imported inventory under letters of credit and certain property and equipment. The Company also has a term note agreement that contains certain financial covenants. The Company was in violation of one of these covenants at May 31, 1995 and has obtained a waiver.

The  Company   believes  that  cash  generated  from  operations  and  available borrowings will be sufficient to meet anticipated working capital needs.

Part II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security-Holders.

                  On June 13, 1995, the Company held its annual meeting of stockholders. The matters submitted to vote of the Company's stockholders were (i) the election of five directors; (ii) approval of the 1995 Stock Option Plan and (iii) ratification of the appointment of Deloitte & Touche as independent auditors for the Company's fiscal year ending November 30, 1995. All of management's nominees for directors were elected at the meeting as follows:

                                                              Withhold
                                            For               Authority
                  George S. Blumenthal      3,987,575          5,383
                  Peter A. Cohen            3,987,575          5,383
                  William L. Cohen          3,987,300          5,658
                  Donald D. Shack           3,987,575          5,383
                  Monte Wolfson             3,987,575          5,383


                  The  stockholders  approved  the  1995  Stock   Option Plan as
                  follows:

                  For  3,368,059    Against  106,939   Abstain 4,606

                  The stockholders approved the ratification of Deloitte & Touche as independent auditors as follows:

                  For  3,900,074      Against 1,573       Abstain 1,311

Item 6.           Exhibits and reports on Form 8-K

                  (a) Exhibits

Exhibit
Number                                      Description
- ------                                      ------------
3(a) Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-1 (SEC File No. 33- 5363) of the Company (the "Form S-1").

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

4(c) The Company's Non-Qualified Stock Option Plan, as amended May 21, 1987 and April 9, 1992, incorporated by reference to
                    Exhibit 4(a) to the Amendment to the Registration Statement on Form S-8 (SEC File No. 33-33963) as filed with the Securities and Exchange Commission on November 2, 1992.

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

*4(f)               The Company's 1995 Stock Option Plan.

*27                 Financial Data Schedule.


- -----------------
* Filed herewith

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K on March 14, 1995 to report the acquisition by the Company on February 27, 1995 of the inventory, customer orders, trademarks and other intellectual property and certain machinery and equipment of Dobie Industries, Inc., a New York corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ANDOVER TOGS, INC.
                                                (Registrant)




Date July 11, 1995                            By   /s/ William L. Cohen
     ---------------------                        ------------------------------
                                                   Chairman of the Board and
                                                          President




Date July 11, 1995                            By   /s/ Alan Kanis
     ---------------------                        -----------------------------
                                                   Treasurer and Chief Financial
                                                       and Accounting Officer