Form 10-Q
period 1995-08-31
ANDOVER TOGS INC
filed 1995-10-13
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 1995

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

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


Registrant's telephone number, including area code: (212)244-0700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES x                 NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,458,315 shares of common stock, $.10 par value, of the Registrant were outstanding as of October 1, 1995

ANDOVER TOGS, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

INDEX



                                                                            Page

Part I - FINANCIAL INFORMATION

 Item 1. - Consolidated Financial Statements:


  Balance Sheets

   August 31, 1995 (unaudited), November 30, 1994
    and August 31, 1994 (unaudited)                                           1

   Statements of Operations (unaudited)
    Nine months ended August 31, 1995 and 1994                                2
    Three months ended August 31, 1995 and 1994                               3

   Statements of Stockholders' Equity (unaudited)
    Nine months ended August 31, 1995 and 1994                                4

   Statements of Cash Flows (unaudited)
    Nine months ended August 31, 1995 and 1994                                5


Notes to Consolidated Financial Statements
 (unaudited)                                                                6-7


Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-9

Part II - OTHER INFORMATION

ITEM 6. - Exhibits and reports on form 8-K                                   10

SIGNATURES                                                                   12

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                         August 31,      November 30,      August 31,
ASSETS                                      1995             1994             1994
                                       -------------    -------------    -------------
                                        (Unaudited)                       (Unaudited)
CURRENT ASSETS:
 Cash                                    $   905,000      $   584,000      $   371,000
 Accounts receivable -
  Net (Note 3)                            15,206,000       12,659,000       11,992,000
 Inventories (Note 2)                     20,586,000       13,972,000       18,763,000
 Deferred income taxes                       270,000          248,000          257,000
 Other current assets                        736,000          224,000        1,026,000
                                         -----------      -----------      -----------

     Total current assets                 37,703,000       27,687,000       32,409,000

PROPERTY, PLANT AND EQUIPMENT -
 Net (Note 3)                              7,981,000        8,554,000        8,789,000

RESTRICTED FUNDS                             360,000          360,000          360,000

OTHER ASSETS                                 306,000          279,000          538,000

COST IN EXCESS OF ASSETS
 ACQUIRED (Note 4)                           789,000             --               --
                                         -----------      -----------      -----------

TOTAL                                    $47,139,000      $36,880,000      $42,096,000
                                         ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable - bank (Note 3)           $13,900,000      $ 2,400,000      $ 8,400,000
 Accounts payable                          5,848,000        4,632,000        5,309,000
 Accrued expenses and other
  current liabilities                      2,574,000        3,049,000        2,466,000
 Current portion of long-term
  debt and obligations under
  capital leases                           1,515,000        1,520,000        1,506,000
                                         -----------      -----------      -----------

     Total current liabilities            23,837,000       11,601,000       17,681,000

LONG-TERM DEBT AND OBLIGATIONS
 UNDER CAPITAL LEASES                      4,088,000        5,238,000        5,577,000

OTHER LIABILITIES                            122,000           61,000           41,000

DEFERRED INCOME TAXES PAYABLE                946,000        1,025,000        1,117,000
                                         -----------      -----------      -----------

     Total liabilities                    28,993,000       17,925,000       24,416,000
                                         -----------      -----------      -----------

STOCKHOLDERS' EQUITY:
 Common stock                                464,000          454,000          454,000
 Additional paid-in capital               11,135,000       10,870,000       10,870,000
 Retained earnings                         7,187,000        8,271,000        6,996,000
 Less treasury stock, at cost               (640,000)        (640,000)        (640,000)
                                         -----------      -----------      -----------

     Total stockholders' equity           18,146,000       18,955,000       17,680,000
                                         -----------      -----------      -----------
TOTAL                                    $47,139,000      $36,880,000      $42,096,000
                                         ===========      ===========      ===========

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
(Unaudited)



                                                  1995             1994
                                                  ----             ----
NET SALES                                      $58,383,000      $45,939,000


COST OF GOODS SOLD (Note 2)                     48,735,000       37,571,000
                                               -----------      -----------

         GROSS PROFIT                            9,648,000        8,368,000


SELLING,GENERAL AND ADMINISTRATIVE
 EXPENSES                                       10,312,000        9,488,000
                                               -----------      -----------


OPERATING LOSS                                    (664,000)      (1,120,000)

INTEREST EXPENSE                                   955,000          600,000
                                               -----------      -----------

LOSS BEFORE BENEFIT FOR INCOME TAXES            (1,619,000)      (1,720,000)

BENEFIT FOR INCOME TAXES                          (535,000)        (570,000)
                                               -----------      -----------

NET LOSS                                       $(1,084,000)     $(1,150,000)
                                               ===========      ===========


LOSS PER SHARE                                   $(.24)           $(.26)
                                                 ======           ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,426,200        4,358,300
                                               ===========      ===========













See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
(Unaudited)


                                                  1995             1994
                                                  ----             ----

NET SALES                                      $24,616,000      $18,988,000


COST OF GOODS SOLD (Note 2)                     21,308,000       16,307,000
                                               -----------      -----------

         GROSS PROFIT                            3,308,000        2,681,000


SELLING,GENERAL AND ADMINISTRATIVE
 EXPENSES                                        3,566,000        2,892,000
                                               -----------      -----------


OPERATING LOSS                                    (258,000)        (211,000)

INTEREST EXPENSE                                   480,000          247,000
                                               -----------      -----------


LOSS BEFORE BENEFIT FOR INCOME TAXES              (738,000)        (458,000)

BENEFIT FOR INCOME TAXES                          (252,000)         (65,000)
                                               -----------      -----------

NET LOSS                                       $  (486,000)     $  (393,000)
                                               ===========      ===========

LOSS PER SHARE                                   $(.11)           $(.09)
                                                 ======           ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,458,300        4,385,300
                                               ===========      ===========













See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
(UNAUDITED)

                           Common Stock          Additional                   Treasury Stock
                        -------------------      Paid-in       Retained     ------------------
                        Shares       Amount      Capital       Earnings     Shares      Amount        Total
                        ------       ------      ----------    --------     ------      ------        -----
NINE MONTHS ENDED
AUGUST 31, 1995

BALANCE
 DECEMBER 1, 1994      4,542,990    $454,000    $10,870,000   $8,271,000    184,675   $(640,000)   $18,955,000

 Issuance of stock       100,000      10,000        265,000                                            275,000
  (Note 4)

 Net loss                                                     (1,084,000)                           (1,084,000)
                      ----------    --------    -----------   ----------    -------   ---------    -----------

BALANCE
 AUGUST 31, 1995       4,642,990    $464,000    $11,135,000   $7,187,000    184,675   $(640,000)   $18,146,000
                      ==========    ========    ===========   ==========    =======   =========    ===========

NINE MONTHS ENDED
AUGUST 31, 1994

BALANCE
 DECEMBER 1, 1993      4,542,990    $454,000    $10,870,000   $8,146,000    184,675   $(640,000)   $18,830,000

 Net loss                                                     (1,150,000)                           (1,150,000)
                      ----------    --------    -----------   ----------    -------   ---------    -----------

BALANCE,
 AUGUST 31, 1994       4,542,990    $454,000    $10,870,000   $6,996,000    184,675   $(640,000)   $17,680,000
                      ==========    ========    ===========   ==========    =======   ==========   ===========



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
(Unaudited)

                                                              1995             1994
                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,084,000)     $(1,150,000)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                            1,011,000        1,036,000
    Deferred income taxes                                     (101,000)           3,000
  Changes in assets and liabilities, net of
  acquisition:
    Increase in accounts receivable                         (2,547,000)      (1,319,000)
    Increase in inventories                                 (3,019,000)      (7,551,000)
    Increase in other assets                                  (810,000)        (508,000)
    Increase in accounts payable                             1,216,000        1,333,000
    Decrease in accrued expenses
      and other liabilities                                   (414,000)        (775,000)
                                                           -----------      -----------

           Net cash used in operating activities            (5,748,000)      (8,931,000)
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business                                   (3,938,000)              --
  Capital expenditures                                        (338,000)        (271,000)
                                                           -----------      -----------

           Net cash used in investing activities            (4,276,000)        (271,000)
                                                           -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable - bank                      11,500,000        8,400,000
  Repayments of long-term debt                              (1,155,000)      (1,172,000)
  Increase in long-term borrowings                                  --          250,000
                                                           -----------      -----------

           Net cash provided by financing
              activities                                    10,345,000        7,478,000
                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH                                321,000       (1,724,000)

CASH, BEGINNING OF PERIOD                                      584,000        2,095,000
                                                           -----------      -----------

CASH, END OF PERIOD                                        $   905,000      $   371,000
                                                           ===========      ===========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
    Interest                                               $   810,000      $   659,000
                                                           ===========      ===========

    Income taxes                                           $   170,000      $    86,000
                                                           ===========      ===========


SCHEDULE OF NON CASH INVESTING ACTIVITIES:
  Acquisition of business:
    Fair value of assets acquired                          $ 4,213,000
    Common stock issued                                        275,000
                                                           -----------

           Total cash paid for the net
             assets acquired                               $ 3,938,000
                                                           ===========

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. BASIS OF PRESENTATION

   The consolidated balance sheets as of August 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations, and cash flows have been made.

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

   The results of operations for the period ended August 31, 1995 are not necessarily indicative of the operating results for the full year.

   Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.

2. INVENTORIES

   Inventories consist of:


                                        August 31,    November 30,    August 31,
                                           1995          1994            1994
                                       -----------    ------------   -----------
                                       (Unaudited)                   (Unaudited)
Raw materials                          $ 3,334,000    $ 3,458,000    $ 3,741,000
Work in process                          5,685,000      4,597,000      6,872,000
Finished goods                          11,567,000      5,917,000      8,150,000
                                       -----------    -----------    -----------

                                       $20,586,000    $13,972,000    $18,763,000
                                       ===========    ===========    ===========


   Inventories and cost of goods sold at August 31, 1995 and 1994 are determined based upon the estimated gross profit method.

3. NOTES PAYABLE - BANK


   Effective May 31, 1995, the Company and its lenders renewed its loan agreement which provides for a $22,216,000 line of credit and a $7,400,000 letter of credit facility, subject to maximum aggregate borrowings of $26,000,000. Related loans bear interest at prime plus 1/2%. The Company is expected to maintain a 5% compensating balance on outstanding loans. The Company has pledged its accounts receivable, import inventories under letters of credit, and certain personal property and equipment as collateral. The agreement expires in May, 1996.


4. ACQUISITION OF BUSINESS

   On February  27,  1995,  the Company  acquired  the  inventory,  trade names, customer orders and certain items of machinery and equipment of Dobie Industries, Inc. ('Dobie'), a manufacturer of children's and ladies apparel. The purchase price was approximately $3,938,000 in cash, subject to final adjustments, 100,000 shares of the Company's common stock valued at $275,000, a warrant to purchase 50,000 additional shares of stock at $2.50 per share and certain contingent payments based on the Company's consolidated operations over the next five years. Maximum contingent payments are capped at $4,000,000. The cash portion of the purchase price was obtained by utilizing the Company's existing line of credit.

   Under certain conditions the holders of the 100,000 shares have the right to require the Company to purchase the 100,000 shares at $5.00 per share in five years.

   The acquisition has been accounted for as a purchase, and Dobie has been included in operations since the effective date of the acquisition. The purchase price has been allocated to the assets acquired based on estimated fair values. The purchase price and costs associated with the acquisition exceeded the fair value of assets by approximately $812,000 which has been allocated to cost in excess of assets acquired. Such amount is being amortized over 15 years.

ANDOVER TOGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended August 31, 1995 vs. 1994

Net sales for the three-month period ended August 31, 1995 were $24,616,000, an increase of $5,628,000 or 29.6% over the comparable 1994 net sales of
$18,988,000. Of the $5,628,000 increase, approximately $3,978,000 represented the shipment of orders acquired from Dobie. Of the Dobie shipments, approximately $864,000 represented sales of ladies merchandise which the Company will not continue to sell for Spring 1996.

Gross profit as a percentage of net sales decreased to 13.4% from 14.1% in the comparable 1994 three-month period. Pricing pressures remain intense and the Company is unable to pass through cost increases to its customers. The Company has accepted business at lower margins in order to maintain market share. Margins continue to be adversely affected due to competition. Due to the continued depressed retail environment the Company does not expect any overall improvements in its profit margins for the balance of 1995 and into Spring 1996.

Selling, general and administrative expenses for the three months ended August 31, 1995 were $3,566,000 or 14.5% of net sales as compared to $ 2,892,000 or
15.2% in the 1994 period. The increase of $674,000 was primarily attributable to the Dobie acquisition. Included in the increase is approximately $177,000 of rent expense due to the savings realized in the third quarter of fiscal 1994, when the Company renegotiated its lease. The decrease as a percentage of sales is a result of increased sales volume in the three month period.

The increase in interest expense for the three-month period of $233,000 is a reflection of higher short-term borrowing levels due to increased inventory levels and higher interest rates which were offset, in part, by the reduction of long-term debt.

Nine Months Ended August 31, 1995 vs. 1994

Net sales for the nine months ended August 31, 1995 were $58,383,000 an increase of $12,444,000 or 27.1% over the comparable 1994 net sales of $45,939,000. Of the $12,444,000 increase, approximately $7,204,000 represented the shipment of orders acquired from Dobie. Of the Dobie shipments approximately $1,975,000 represented sales of ladies merchandise which the Company will not continue to sell for Spring 1996.


Gross profit as a percentage of net sales decreased to 16.5% from 18.2% in the comparable 1994 period for similar reasons as noted in the three month period.

Selling, general and administrative expenses for the nine months ended August 31, 1995 were $10,312,000 or 17.7% of net sales compared to $9,488,000 or 20.7%
for the comparable period. The increase of $824,000 was primarily attributable to the addition of the Dobie acquisition including certain transition expenses. The decrease as a percentage of sales is a result of increased sales volume in the nine month period.

The increase in interest expense for the nine month period of $355,000 is a reflection of higher short-term borrowing levels due to increased inventory levels and higher interest rates, which were offset in part by the reduction of long-term debt.

FINANCIAL CONDITION

The Company's working capital at August 31, 1995 decreased $2,220,000 to $13,866,000 compared to $16,086,000 at November 30, 1994, due primarily to principal payments of long term debt and the Company's net loss for the period, offset by depreciation and amortization. In addition, working capital decreased approximately $537,000 related to the acquisition of Dobie. The Company's long-term debt at August 31, 1995 decreased $1,489,000 from August 31, 1994.

With the weak retail and apparel environment the Company continues to evaluate consolidating its manufacturing facilities.

Inventory levels at August 31, 1995 are in line with expected sales volume. On a comparable basis finished goods inventory in 1994 was low due to delayed production.

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

Exhibit
Number             Description
-------            -----------
3(a)               Certificate of Incorporation of the Company,  incorporated by reference to Exhibit 3(a) to  Registration  Statement on Form
                   S-1 (SEC File No. 33-5363) of the Company (the 'Form S-1').

3(b) Certificate of Merger of Andover Togs, Inc., a New York corporation, into and with Andover Togs, Inc., a Delaware corporation, incorporated by reference to Exhibit 3(b) to the Form S-1.

3(c) Certificate of Amendment of Certificate of Incorporation, filed June 1, 1987, incorporated by reference to Exhibit 3(a) to the Company's quarterly report on Form 10-Q dated May 31, 1994 (the 'May 1994 10-Q').

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

4(d) Common Stock Purchase Warrant, dated February 27, 1995, issued to Dobie Industries, Inc., incorporated by reference to Exhibit 4(d) to the Company's annual report on Form 10-K for the year ended November 30, 1994 (the '1994 10-K').

4(e)               Registration  Rights  Agreement,  dated February 27, 1995, by
                   and  between  the   Company  and  Dobie   Industries,   Inc.,
                   incorporated by reference to exhibit 4(e) to the 1994 10-K.

4(f)               The  Company's  1995  Stock  Option  Plan,   incorporated  by
                   reference to Exhibit 4(f) to the Company's quarterly report on Form 10Q dated May 31, 1995.

*10(a) First Lease Modification Agreement dated January 17, 1995 between Mid-City Associates and the Company

*10(b) Second Lease Modification Agreement dated September 11, 1995 between Mid-City Associates and the Company.



*27                Financial Data Schedule.


----------------
* Filed herewith

(b) Reports on Form 8-K - None

    Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended August 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ANDOVER TOGS, INC.
                                             (Registrant)

Date October 12, 1995                        By /s/    William L. Cohen
     -------------------                        ---------------------------
                                                Chairman of the Board and
                                                   President


Date October 12, 1995                        By /s/    Alan Kanis
     -------------------                        -----------------------------
                                                Treasurer and Chief Financial
                                                   and Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
3(a)               Certificate of Incorporation of the Company,  incorporated by reference to Exhibit 3(a) to  Registration  Statement on Form
                   S-1 (SEC File No. 33-5363) of the Company (the 'Form S-1').

3(b) Certificate of Merger of Andover Togs, Inc., a New York corporation, into and with Andover Togs, Inc., a Delaware corporation, incorporated by reference to Exhibit 3(b) to the Form S-1.

3(c) Certificate of Amendment of Certificate of Incorporation, filed June 1, 1987, incorporated by reference to Exhibit 3(a) to the Company's quarterly report on Form 10-Q dated May 31, 1994 (the 'May 1994 10-Q').

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

4(d) Common Stock Purchase Warrant, dated February 27, 1995, issued to Dobie Industries, Inc., incorporated by reference to Exhibit 4(d) to the Company's annual report on Form 10-K for the year ended November 30, 1994 (the '1994 10-K').

4(e)               Registration  Rights  Agreement,  dated February 27, 1995, by
                   and  between  the   Company  and  Dobie   Industries,   Inc.,
                   incorporated by reference to exhibit 4(e) to the 1994 10-K.

4(f)               The  Company's  1995  Stock  Option  Plan,   incorporated  by
                   reference to Exhibit 4(f) to the Company's quarterly report on Form 10Q dated May 31, 1995.

*10(a) First Lease Modification Agreement dated January 17, 1995 between Mid-City Associates and the Company

*10(b) Second Lease Modification Agreement dated September 11, 1995 between Mid-City Associates and the Company.



*27                Financial Data Schedule.


----------------
* Filed herewith