Form 10-K
period 1995-11-30
ANDOVER TOGS INC
filed 1997-08-19
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended               Commission File No. 0-14674
             November 30, 1995

                               ANDOVER TOGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                     13-5677957
         -------------------------                      ----------------------
         (State or other jurisdic-                          (IRS Employer
         tion of incorporation or                       Identification Number)
               organization)

        1333 Broadway, New York, New York                         10018
    ----------------------------------------                   ----------
    (Address of Principal Executive Offices)                   (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 244-0700

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
       Title of Each Class                       on Which Registered
       -------------------                      ----------------------
              None                                        None

           Securities registered pursuant to Section 12(g) of the Act:

      Title of Class:  Common Stock, $.10 par value

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]     No  [X]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               The aggregate market value at August 8, 1997 of shares of the Registrant's Common Stock, $.10 par value (based upon the mean between the bid and asked price of such stock as reflected in the over-the-counter market on such date), held by non-affiliates of the Registrant was approximately $765,865. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

               Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]      No  [X]

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 8, 1997, there were outstanding 4,470,815 shares of the Registrant's Common Stock, $.10 par value.

                    Documents Incorporated by Reference: None

                               ANDOVER TOGS, INC.

                               INDEX TO FORM 10-K

ITEM NUMBER                                                              PAGE
-----------                                                              ----
                                     PART I

Item 1.  Business......................................................... 1
Item 2.  Properties....................................................... 7
Item 3.  Legal Proceedings................................................ 8
Item 4.  Submission of Matters to a Vote of Security Holders.............. 8


                                     PART II

Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters.............................. 9

Item 6.  Selected Financial Data..........................................11
Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................12

Item 7A. Quantitative and Qualitative Disclosure About Market Risk........16
Item 8.  Financial Statements and Supplementary Data......................16
Item 9.  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure......................16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............17
Item 11. Executive Compensation...........................................20
Item 12. Security Ownership of Certain Beneficial Owners and Management...24
Item 13. Certain Relationships and Related Transactions...................28


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..29

                                     PART I

ITEM 1.  BUSINESS.

Proceedings in Bankruptcy

        In the year ended November 30, 1995, the Company sustained a loss of $4,279,000. The loss caused the Company to cease to be in compliance with many of the financial covenants in its various credit agreements, resulting in defaults under those agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing facilities were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code"). The Company's shares of Common Stock were removed from listing on the NASDAQ National Market and now trade in the over-the-counter market in what are commonly referred to as the "pink sheets."

        The deterioration of the Company's business occurred over a period of years and resulted from a number of factors, principally the following:

        The Company's customer base deteriorated as a result of an extremely weak retail environment, a consolidation among retailers and severe financial instability in the retail community.

        The Company experienced continuing erosion of margins due to pressure from customers and competitors. Competition from imports had a severe impact on the Company's commodity or base products.

        With excess domestic manufacturing capacity, the Company accepted some low margin business in order to keep its manufacturing facilities busy and maintain market share.

        In February 1995, the Company acquired certain assets of Dobie Industries, Inc. ("Dobie"), a manufacturer of childrens and ladies apparel. Substantial difficulties were encountered in implementing the acquisition. The Company phased out its ladies apparel division and was not successful in expanding its business with Dobie's former customers. A loss of $3,195,000 in the fourth quarter of fiscal 1995 included sales allowances and markdowns attributable to the Dobie business and an $832,000 write-off of cost in excess of net assets acquired from Dobie.

        The filing for protection under the Bankruptcy Code itself exacerbated the Company's problems by reducing customer confidence.

        The Company obtained debtor-in-possession financing and conducted operations as a debtor-in-possession from March 19, 1996 to May 12, 1997 when it emerged from bankruptcy. During that period, the Company reorganized its business in a number of significant respects, including the following:

        An approximately 200,000 square foot leased facility in Scottsboro, Alabama used for finishing, warehousing, distribution and office space has been closed. A 65,300 square foot leased facility in Springdale, North Carolina, previously used for sewing, finishing, warehouse and distribution, has also been closed. A 15,000 square foot owned facility in Stevenson, Alabama used for sewing has been closed and is being held for sale. Prior to the bankruptcy proceedings, in early 1996, the Company had closed a sewing facility located in Pisgah, Alabama. Many of the operations previously conducted at Scottsboro, Springdale and Stevenson have been consolidated at the Company's remaining facilities in Pisgah, Alabama or New York City, and many of the operations conducted in those facilities are or will be contracted out to unaffiliated manufacturers. (See "Item 2. Properties," for a fuller description of the foregoing facilities).

        The Company moved its executive offices and showrooms from a 34,500 square foot space located at One Penn Plaza, leased at an annual cost ranging from $766,000 to $932,200 to a 15,700 square foot space at 1333 Broadway, leased at an annual cost ranging from $224,000 to $267,000.

        Historically, the Company's products were manufactured in girls' sizes infant through 14 and boys' sizes infant through 20. The Company discontinued its big boys and import division leaving it with girls' sizes infant through 14 and boys' sizes infant through toddler. In addition, historically, products were primarily manufactured in the Company's domestic facilities and in the Company's facilities in the Dominican Republic. In addition, some items were imported or manufactured by outside contractors. During the bankruptcy proceedings, the Company's import division was discontinued and greater reliance is being placed on the Company's facilities in the Dominican Republic and on outside contractors. In fiscal 1997, the Company commenced the design, manufacture and sale of girls' nightshirts. The Company has also entered the business of designing and marketing big boys' sportswear and entered the business of manufacturing and marketing girls' slips and marketing girls' underwear.

        Prior to the bankruptcy filing, the Company had 1155 employees. The Company currently has approximately 420 employees.

        Senior management has been reorganized. William L. Cohen continues as Chairman and Chief Executive Officer and has had his duties expanded to include sales and merchandising administration. Alan Kanis continues as Chief Financial Officer. Stephen L. Fenyves, Senior Vice President, previously in charge of administration, has had his duties expanded to include administration, manufacturing and sourcing. Finally, Harold Drachman, formerly Vice President, Sales, left the Company as of July 1, 1996.

        For the year ended November 30, 1996, the Company had net sales of $43,057,300, compared with $80,552,300 in the fiscal year ended November 30, 1995, and a loss of $9,811,900 compared to a loss of $4,278,600 in the prior year. Included in the loss for the fiscal year ended November 30, 1996 were restructuring costs of approximately $6,375,000 consisting of professional fees of $2,448,000, the write off of property and equipment relating to facility closings and moving of $1,908,000, accrual of the lease rejection claim for the office space at One Penn Plaza of $1,000,000 and $1,019,000 representing severance pay, termination of employment agreements and various other claims. Also included in such loss were interest expense of $992,000, which included financing and facility fees of $385,000.

        In February 1997, property, plant, equipment having a book value of approximately $2,261,000 and restricted cash of $360,000 relating to the Scottsboro, Alabama facility and the Industrial Revenue Bond issued in connection with the construction of that facility were exchanged for the release of claims relating to such Bond and facility in the amount of $3,055,000. The resulting gain of $434,000 was credited to restructuring costs in February 1997.

        On April 10, 1997, the U.S. Bankruptcy Court confirmed the Company's Joint Plan of Reorganization and Disclosure Statement ("Plan"). The Plan became effective on May 12, 1997 (the "Effective Date") on which date the Company emerged from bankruptcy. On that date, the Company entered into a new two year financing agreement with CIT Group/Commercial Services, Inc. for a credit facility of up to $10,500,000 of which $3,000,000 is available for letters of credit (the "CIT Facility"). The CIT Facility is secured by all of the Company's assets other than its real estate.

        On the Effective Date, allowed and disputed general unsecured claims ("Class 4 Claims") totalled approximately $5,636,000. Each holder of an Allowed Class 4 Claim has received or will receive (i) a pro-rata share of $786,000 being paid in cash by the Company and (ii) a beneficial interest in a note ("Class 4 Note") in principal amount equal to the amount by which the sum of all Allowed Class 4 Claims exceeds $786,000. The Class 4 Note is payable quarterly, with interest at the rate of 6% per annum on the unpaid balance, commencing on June 30, 1997 based on a ten-year amortization schedule with the balance payable on the fifth anniversary of the Effective Date. The Class 4 Note also requires prepayments annually commencing in March 1998 in amounts aggregating 50% of the Company's excess cash flow (as defined) for the preceding fiscal year. The Class 4 Note is secured by a second lien on the same assets which secure the CIT Facility. The payee under the Class 4 Note is M.J. Sherman & Associates (the "Collateral Trustee") which acts as such payee and as trustee for the collateral securing the Class 4 Note pursuant to a Note and Collateral Trust Agreement dated May 12, 1997 between the Company and its subsidiaries and the Collateral Trustee. Each holder of an allowed Class 4 Claim has received or will receive a Certificate of Beneficial Interest in Class 4 Note ("Certificate of Beneficial Interest") evidencing such holders' beneficial interest in the Class 4 Note to the extent of such holder's ratable interest therein.

        On May 12, 1997, the Class 4 Note was issued in the principal amount of $3,316,088.15. On that date, there were also approximately $1,782,800 of disputed claims. The principal amount of the Class 4 Note will be increased as disputed claims become allowed claims. The most significant disputed Class 4 Claim relates to a lease rejection claim (and related pre-petition rental claim), in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza. This claim is currently under litigation in the U.S. Bankruptcy Court. The Company has included in liabilities subject to compromise, approximately $1,519,500 as a reserve for all disputed claims.

General

        The Company was formed in 1986 under the laws of the State of Delaware. The Company was previously incorporated in New York in 1949. The Company and its subsidiaries are referred to collectively herein as the "Company".

Products and Product Design

        The Company designs, manufacturers and sells popular-priced children's active sportswear, including separate tops, dresses, slack sets, short sets, three-piece sets, warm-up sets, pants, jeans, skirts, coordinates and related separates. Such products are manufactured in girls' sizes infant through 14 and boys' sizes infant through toddler. The Company also designs, manufactures and sells girls' nightshirts and slips and markets and sells imported girls' underwear.

        The majority of the Company's products are everyday garments required in the wardrobe of the age group serviced. The garments are sold as non-branded merchandise, under store labels.

        The Company's childrens' products are designed and marketed for two principal selling seasons: Spring/Summer and Fall/Holiday. Retail prices for items in the Company's 1997 Spring/Summer collection of children's sportswear generally range from $4 to $20 and range from $6 to $25 for items in the Company's Fall/Holiday Collection.

        The Company's product lines of sportswear for each season typically consist of a variety of clothing items sold as separates as well as in coordinated sets. Each seasonal offering of separates contain items designed to enable customers to assemble coordinated outfits consisting of separate items within a product line. The Company's products are designed by an in-house staff which studies such indicators as prior years' product performance and current fashions as represented in other apparel markets. Designers meet frequently with suppliers and customers to assess market reaction to the Company's product lines, to accommodate individual design requirements and to anticipate future retail demand.

Sales

        The Company's principal customers during the 1995 and 1996 fiscal years were Wal-Mart Stores, Inc., K-Mart Corp., and Hills Department Stores. Sales during fiscal 1995 and fiscal 1996 were made to approximately 150 and 100 customers, respectively, although the Company's 10 largest customers accounted for approximately 90% of the Company's sales in each of such years. Wal-Mart Stores, Inc., the Company's largest customer, accounted for approximately 30% and 36%, respectively, of the Company's 1995 and 1996 sales, K-Mart Corp. approximately 29% in each such year and Hills Department Stores approximately 10% and 13%, respectively. Wal-Mart Stores, Inc. currently accounts for approximately 87% of the Company's booked orders. Accordingly, the Company is dependent upon the continued support of this customer, and it is essential that the Company expands its customer base in order to reduce its reliance on Wal-Mart Stores, Inc. At various times during the year the Company has substantial credit exposure to its major customers.

        At November 30, 1995, the Company's products were sold through a direct employee sales force of 15 persons. The Company currently has a direct sales force of four persons. In addition, the Company retains four commission sales representatives.

Backlog

        At July 3, 1997, the amount of the Company's booked orders believed to be firm and expected to be filled during the current fiscal year was approximately $8,737,000. This compares with approximately $12,429,000 of such orders at July 5, 1996. The decrease in backlog from July 5, 1996 to July 3, 1997 reflects elimination of the big boys' division, and a decline in sales in the Company's infant and girls' business as well as elimination of the import division. The Company anticipates that annual sales for fiscal 1997 will be substantially less than 1996 sales.

        Shipments are made against customer delivery schedules, generally from three to seven months after booking. The Company's customers have been reducing the lead time between the time when an order is firm and its scheduled delivery time. This has forced the Company in some instances to order piece goods based upon less than firm orders and increased the risk and extent of markdowns. More than 90% of the Company's garments are made to fill orders.

Production

        Products accounting for approximately 36% and 29%, respectively, of the Company's net sales in fiscal 1995 and 1996 were manufactured in the Company's domestic facilities, and approximately 24% and 40%, respectively, in the Company's facility located in the Dominican Republic. The balance of the Company's sales was derived from imported goods and outside contractors. As a result of the closing of the import division, closing of the Company's facilities in Scottsboro, Springdale and Stevenson, the consolidation of operations in Pisgah and New York City and the reorganization of the Company's manufacturing operations, there will be greater reliance placed on the Company's facilities in the Dominican Republic and on contractors.

        The Company's products are made from a variety of natural and synthetic fabrics and blends such as cotton, poly-cottons and acrylics, in such forms as knits, fleeces, corduroy and twills purchased from unaffiliated suppliers. The Company does not have any long-term, formal arrangements with any of its suppliers of raw materials. The fabric and accessories market in which the Company purchases its raw materials is composed of a substantial number of suppliers with similar products, and is characterized by a high degree of competition. The Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate and believes that it would be able to obtain sufficient raw materials of comparable quality should the products of any one of its suppliers become unavailable.

Competition

        The apparel industry, including children's active sportswear, is fragmented and highly competitive. The Company competes with both domestic and foreign manufacturers on the basis of quality, reliability and price. In addition, the Company's customers have steadily increased the products they import directly. Because of the bankruptcy proceedings, some of the Company's customers lost confidence in the Company and turned to the Company's competitors. The Company is seeking to control costs and improve its competitive position by conducting the bulk of its manufacturing in the Dominican Republic.

Employees

        In order to reduce costs, the Company has reduced the workforce by more than 60% since November 30, 1994. At November 30, 1996, the Company employed approximately 550 persons, of whom approximately 500 persons were engaged in manufacturing, and the balance were engaged in managerial, sales and administrative functions. The Company currently employs approximately 420 persons. Reflecting its reduced sales volume, the Company is continuously evaluating its staffing requirements.

ITEM 2. PROPERTIES.

        The following table sets forth in summary fashion the location of each of the Company's principal production facilities, its principal use, approximate floor space and the lease expiration date where leased.


                                                 Approximate      Year of
                                                 Floor Space       Lease
Location           Description                     (sq. ft.)     Expiration(1)
---------          -----------                   -----------     ------------
New York,
 New York          Executive offices,
                   showrooms                       15,700           2001(2)
Pisgah,
 Alabama           Cutting and silk-screen
                   printing                       120,000            --
                   Finishing and distribution
                   center                          80,000
                   Warehouse                       10,000            --
                   Warehouse                       15,000            --

Stevenson,
 Alabama                 (3)                       15,000            --

Springdale,
 North
 Carolina                (4)                       65,300           1997

La Romana,
 Dominican
  Republic         Manufacturing plant             40,000           1999(5)


----------------
(1)     Facility is owned if no lease expiration date is set forth.

(2) The Company has an option to terminate the lease effective December 31, 1997.

(3) Previously a manufacturing facility, the Stevenson plant has been closed and is being held for sale.

(4) Previously a manufacturing facility, the Springdale plant has been closed. The Company has vacated the premises, and its lease expired on July 31, 1997.

(5) The lease provides for an option to construct an additional section of 20,000 square feet of space.

        The 1333 Broadway space is utilized for design, costing and procurement functions in addition to housing the Company's executive offices and showrooms. The Company believes that the space will be suitable and adequate for these needs for the foreseeable future.

        The Pisgah, Alabama facility consists of four separate buildings on approximately 22 acres of property. In addition to functions already conducted at Pisgah, some of which are being moved to New York or are being outsourced, many of the Company's operations previously conducted at the Stevenson, Scottsboro and Springdale facilities have been consolidated into the Pisgah facility. The facility is relatively old with high maintenance costs. Its location requires additional ground transportation costs from ports of entry for products manufactured in the Dominican Republic and import goods. Expansion of services at the facility is limited by the availability of labor. The Company intends in the future to analyze alternative locations to serve as warehousing and distribution centers in place of Pisgah in order to reduce transportation costs and manufacturing times. At some time in the further future, the Company may analyze alternative facilities in place of Pisgah for the provision of manufacturing services.

        The Company believes that its Dominican Republic facility is suitable and adequate for its needs at this time. Expansion of the facility may become necessary in the future and for that purpose, the Company has an option to construct an additional 20,000 feet.

ITEM 3.  LEGAL PROCEEDINGS.

        On March 19, 1996 the Company, together with its wholly owned subsidiaries Springdale Fashions, Inc., Tortoni Manufacturing Corp., and Stonehenge Financial Corp. filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company and such subsidiaries operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code until May 12, 1997 when they emerged from bankruptcy pursuant to the Plan (See "Item 1. Business -- Proceedings in Bankruptcy").

        The Company is litigating in the U.S. Bankruptcy Court various claims asserted against it in the bankruptcy proceedings, principally a lease rejection claim (and related pre-petition rental claim) in the total amount of approximately $1,552,000 relating to the Company's former executive offices and showroom at One Penn Plaza in New York City. The Company believes that the amount allowed for such lease and rental claims as a result of the litigation will be less than the $1,552,000 claimed. The amount so allowed will be treated as an allowed Class 4 Claim in the manner described under "Item 1. Business -- Proceedings in Bankruptcy."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        Until May 1, 1996, the Company's Common Stock, $.10 par value, was traded in the over-the-counter market on the NASDAQ National Market (ticker symbol: ATOG). The following table sets forth, for the fiscal years ended November 30, 1994 and 1995 and thereafter until May 1, 1996, the quarterly high and low bid prices for the Common Stock, as reported by Nasdaq.

                                                        Bid Prices
        Fiscal Year Ended                          -------------------
        November 30, 1994                          High            Low
        -----------------                          ----            ----
          First Quarter                           $2.500         $2.000
          Second Quarter                           2.500          1.750
          Third Quarter                            1.812          1.250
          Fourth Quarter                           2.500          1.375


         Fiscal Year Ended
         November 30, 1995
         -----------------
          First Quarter                           $3.375         $1.250
          Second Quarter                           2.750          2.125
          Third Quarter                            2.250          1.625
          Fourth Quarter                           2.250          1.375


         Fiscal Year Ended
         November 30, 1996
         -----------------
          First Quarter                           $1.625         $1.375
          Second Quarter
          (through May 1, 1996)                   $1.375         $0.500



        On May 2, 1996, the shares of the Company's Common Stock were delisted from the NASDAQ National Market and began trading in the over-the-counter market in what are commonly referred to as the "pink sheets." The following table sets forth the high and low bid prices for the Common Stock as reported in the pink sheets, according to National Quotation Bureau, LLC and IDD Information Services Tradeline on-line information services, by quarters for the period from May 2, 1996 to August 8, 1997.


                                                                      Bid Prices
                                                                      ----------
            Fiscal Year Ended November 30, 1996                     High       Low
            -----------------------------------                     ----       ---
Second Quarter (from May 2, 1996)                                 $0.625      $0.500
Third Quarter                                                        --          --
Fourth Quarter                                                    $0.625      $0.125


           Fiscal Year Ended November 30, 1997
           -----------------------------------
First Quarter                                                     $0.375      $0.375
Second Quarter                                                    $0.375      $0.375
Third Quarter (through August 8, 1997)                            $0.625      $0.375


        All over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Number of Stockholders

        On July 8, 1997, there were approximately 133 holders of record of the Company's Common Stock. A substantial number of shares of the Company's Common Stock is held of record by brokers and depositories. Accordingly, the Company believes that the actual number of holders of the Company's Common Stock may be substantially higher.

Dividends

        The Company has not paid cash dividends on its Common Stock for the past five years. The CIT Facility prohibits the declaration or payment of dividends of any kind on the Company's Common Stock.

Recent Sales of Unregistered Securities

        On May 12, 1997, the Company issued the Class 4 Note to the Collateral Trustee in the initial principal amount of $3,316,088.15, subject to adjustment. A like principal amount of Certificates of Beneficial Interest have been issued to 139 holders of allowed Class 4 Claims pursuant to the Plan (See "Item 1. Business -- Proceedings in Bankruptcy"). The Class 4 Note and Certificates of Beneficial Interest are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of the provisions of Section 1145 of Chapter 11 of the Bankruptcy Code.

ITEM 6. SELECTED FINANCIAL DATA.

        The following information has been derived from the audited Consolidated Financial Statements of the Company included elsewhere herein and in other filings of the Company on Form 10-K and should be read in conjunction with the audited Consolidated Financial Statements included herein and in other filings of the Company on Form 10-K.


                                                                       Fiscal Year Ended November 30,
                                                                       ------------------------------
                                                   1996           1995             1994        1993       1992            1991
                                                   ----           ----             ----        ----       ----            ----
                                                                   (in thousands, except per share data)
Income Statement Data

Net sales                                       $ 43,057        $ 80,552        $ 73,767    $ 89,289    $ 96,323        $ 92,089
Cost of goods sold                                37,363          70,582          60,138      72,298      75,181          70,586
Gross profit                                       5,694           9,970          13,629      16,991      21,142          21,503
Selling, general and
  administrative expenses                          8,129          13,619          12,481      15,106      16,812          16,935

Write-off of cost in excess
  of net assets acquired                            --               832(4)         --          --          --              --
Loss on sale of subsidiary                          --              --              --          --          --               268(1)
Restructuring costs                                6,375(5)         --              --          --          --              --
Operating (loss) income                           (8,810)         (4,481)          1,148       1,885       4,330           4,300
Interest expense, net                                992           1,435           1,006       1,455       1,803           2,138

(Loss) income before
  income tax provision
  (benefit)                                       (9,802)         (5,916)            142         430       2,527           2,162
Income tax provision
  (benefit)                                           10          (1,637)             17         169       1,052             960
Net (loss) income                                ($9,812)        ($4,279)           $125        $261      $1,475          $1,202(1)

Net (loss) income
  per common share                                ($2.19)          ($.96)           $.03        $.06        $.34(2)         $.27(2)

Weighted average common
  shares outstanding                               4,471           4,435           4,358       4,372       4,402           4,421(2)

Balance Sheet Data

Working capital                                    6,523          10,161          16,086      15,920      16,729(3)       16,324(3)

Total assets                                      17,689          33,981          36,880      35,276      44,445(3)       47,013(3)
Long-term debt,
  excluding current portion                        4,527           4,002           5,238       6,531       8,028           9,191

Stockholders' equity                               5,160          14,972          18,955      18,831      18,794          17,278

-------------
(1) Effective April 30, 1991, the Company sold its 80% interest to the minority shareholder.

(2)     Restated to reflect the 1.25-for-1 stock split effective in 1993.

(3)     Restated to reflect current portion of deferred income taxes.

(4) Write-off of cost in excess of net assets acquired related to the Dobie acquisition.

(5)     Costs relating to proceedings in Chapter 11.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Bankruptcy

        On March 19, 1996, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On May 12, 1997, the Company emerged from Chapter 11. See "Item 1. Business -- Proceedings in Bankruptcy." During the bankruptcy, the Company continued to operate as a debtor-in-possession.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of sales:



                                                                    Fiscal Year Ended November 30,
                                                                    ------------------------------
                                                    1996               1995               1994              1993
                                                    ----               ----               ----              ----
Net sales ...................................      100.0%             100.0%             100.0%            100.0%
Cost of goods sold ..........................       86.8               87.6               81.5              81.0
                                                   -----              -----              -----             -----
Gross profit ................................       13.2               12.4               18.5              19.0
Selling, general and
  administrative expenses ...................       18.9               16.9               16.9              16.9
Restructuring costs .........................       14.8               --                 --                --
Write-off of cost in excess of
  assets acquired ...........................       --                  1.0               --                --
                                                   -----              -----              -----             -----
Operating (loss) income .....................      (20.5)              (5.5)               1.6               2.1
Interest expense, net .......................        2.3                1.8                1.4               1.6
                                                   -----              -----              -----             -----
(Loss) income before
  income tax provision (benefit) ............      (22.8)              (7.3)                .2                .5
Income tax provision (benefit) ..............       --                 (2.0)              --                  .2
                                                   -----              -----              -----             -----
Net (loss) income ...........................      (22.8%)             (5.3%)               .2%               .3%
                                                   =====              =====              =====             =====


1995 VS. 1994

        Sales for the 1995 fiscal year were $80,552,300 as compared to $73,766,700 in fiscal 1994, an increase of $6,785,600 at 9.2%. The increase was attributable to the shipments of orders acquired from Dobie as well as an increase in imports. The remaining areas decreased as a result of generally depressed conditions in the retail apparel industry and continued price competition.

        The Company's gross profit as a percentage of net sales decreased to 12.4% from 18.5% in 1994. Pricing pressures were intense, and the Company was unable to pass through cost increases to its customers. The Company accepted business at lower margins in order to maintain market share. Margins continued to be adversely affected due to competition. The Company suffered difficulties in implementing the Dobie acquisition relating to production. The Company found it necessary to phase out Dobie's ladies division and was not successful in expanding its own business with Dobie's former customers. The Company sustained large sales and markdown allowances.

        Selling, general and administrative expenses increased $1,138,600 to $13,619,300 in 1995 from $12,480,700 in 1994. As a percentage of net sales, they remained constant at 16.9%. The increase was primarily attributable to the Dobie acquisition, including certain transition expenses.

        Write-off of cost in excess of net assets acquired totalling $832,400 pertains to the acquisition of certain Dobie assets.

        The increase in interest expense of $429,000 is a reflection of higher short term borrowing levels due to increased inventory levels and higher interest rates, which were offset in part by the reduction of long term debt.

1994 VS. 1993

        Sales for the 1994 fiscal year were $73,767,000 as compared to $89,289,000 in fiscal 1993, a decrease of 17.4%. The decrease was as a result of generally depressed conditions in the retail apparel industry and continued price competition. The Company experienced increased competition by vertical companies in certain of its traditional product areas. 1993 sales included approximately $1,800,000 for the ladies division, which was completely phased out by the second quarter of fiscal 1993.

        The Company's gross profit as a percentage of net sales decreased to 18.5% from 19.0% in 1993. The Company reduced its direct labor operations during the weak Spring '94 season and therefore margins were hurt by higher manufacturing and training costs in the third quarter associated with the hiring of personnel needed to meet its demands. Due to intense pricing pressures, the Company was unable to pass through cost increases to customers.

        Selling, general and administrative expenses decreased but remained constant as a percentage of net sales.

Liquidity

        On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into the CIT Facility. The CIT Facility provides for a $10,500,000 revolving credit line of which $3,000,000 is available for letters of credit. Advances under the revolver bear interest at prime plus .85%. The advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. Under the CIT Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. In addition, the Company is required to comply with certain financial covenants, including minimum levels of EBITDA, working capital, tangible net worth and limits on capital expenditures.

        As indicated under "Item 1. Business -- Proceedings in Bankruptcy", the Company has $5,636,000 of allowed and disputed Class 4 Claims. Approximately $1,782,800 of such claims are being disputed. Under the Plan, Allowed Class 4 Claims receive $786,000 in cash with the balance payable in five years on a ten year amortization schedule.

        The Company believes that cash generated from operations and available borrowings will be sufficient to meet working capital needs for the remainder of the current fiscal year.

New Accounting Standards

        During the fiscal year ended November 30, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The effect of the adoption of SFAS No. 121 on the Company's Consolidated Financial Statements in fiscal 1996 was not material.

        The Company also adopted SFAS No. 123 "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants. The Company has elected to adopt the disclosure only provision of SFAS No. 123 and will continue to apply APB No. 25 to account for stock options. There were no employee stock options granted in fiscal 1996. See "Item 11. -- Executive Compensation."

Current Uncertainties

        The Company anticipates a substantial decrease in volume for fiscal 1997. While the Company's overhead has been reduced in anticipation of a lower sales volume, the Company continues to incur restructuring costs in 1997 relating to the bankruptcy and losses from operations. The Company, therefore, anticipates that it will report a loss for fiscal 1997. In addition, as indicated under "Item 1. Business -- Sales", Wal-Mart Stores, Inc. currently accounts for approximately 87% of the Company's orders. Accordingly, resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Discussion containing such forward-looking statements may be found in the materials set forth under "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's actual results could differ materially from those anticipated in the forward-looking statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

               Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               See Item 14.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

               ACCOUNTING AND FINANCIAL DISCLOSURE.

        The information required by this item was previously reported on Registrant's Current Report, Form 8-K, dated March 7, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)     Identification of Directors.

        The following table sets forth the names and ages and principal occupations of each of the Company's directors and the year in which each was first elected director.


Director                                  Principal                           Director
Name and Age                             Occupation (1)                        Since
------------                             --------------                       ---------
George S. Blumenthal (53)                Chairman of the Board and              1991
                                         Treasurer of OCOM
                                         Corporation and NTL
                                         Incorporated and the
                                         Chairman of the Board, CEO
                                         and Treasurer of CoreComm
                                         Incorporated (2)

Peter A. Cohen (50)                      Managing Director of Ramius            1981
                                         Capital Corporation (3)(4)(5)

William L. Cohen (55)                    Chairman of the Board,                 1979
                                         President and Chief Executive
                                         Officer (4)

Donald D. Shack (68)                     Attorney, director and                 1986
                                         shareholder of law firm of
                                         Shack & Siegel, P.C., general
                                         counsel to the Company (6)

Monte Wolfson (71)                       President of Monte Wolfson             1994
                                         Associates, Inc., a retail and
                                         marketing consultant (7)

---------------
(1) Unless otherwise indicated, the directors' principal occupations have been their respective principal occupations for at least five years.

(2) Mr. Blumenthal was President of Blumenthal Securities, Inc., a New York Stock Exchange member firm for in excess of five years prior to November 15, 1992. Mr. Blumenthal was the Chairman and Treasurer of Cellular Communications International, Inc. until April 1994. He was the Chairman and Treasurer of Cellular Communications, Inc. until August 1996, when such company merged into AirTouch

        Communications, Inc. He is a director of CoreComm Incorporated (f/k/a Cellular Communications of Puerto Rico, Inc.), OCOM Corporation and NTL Incorporated (f/k/a International CableTel Incorporated).

(3) Prior to January 1990, Mr. Cohen was employed in various senior executive capacities by Shearson Lehman Hutton Inc., an investment banking firm, including as its Chief Operating Officer from 1979 to 1984 and as its Chairman and Chief Executive Officer from 1984 to January 1990. From May 1991 through December 1992 Mr. Cohen was President of Andrew Lauren & Co., Inc., an investment consulting firm. From December 1992 through May 1994, Mr. Cohen was the Chairman of Republic New York Securities Corp. and Vice Chairman of Republic New York Corp. From August 1994 until July 1997 he was a partner in Palladin Partners, a private investment management firm. Since August 1994, Mr. Cohen has been Managing Director of Ramius Capital Corporation, a private investment firm. He is also a director of Presidential Life Corporation, `21' International Holdings, Inc., GRC International, Inc. and Olivetti SpA.

(4)     Messrs. William L. Cohen and Peter A. Cohen are siblings.

(5) Peter A. Cohen renders financial and management consulting services to the Company. Until March 19, 1996, he was paid a fee at the annual rate of $75,000 plus certain benefits. Effective March 19, 1996 his consulting fee was eliminated. Mr. Cohen received $18,750 in consulting fees during fiscal 1996. He has continued to render services without charge.

(6) Mr. Shack has served as Secretary of the Company since 1986. Mr. Shack is a director and shareholder of the law firm of Shack & Siegel, P.C. which has served as general counsel to the Company since April 1993. Prior to April 1993, Mr. Shack was a member of Whitman & Ransom which served as general counsel to the Company from January 1990 through March 1993. Prior to January 1990, Mr. Shack was a member of the law firm of Golenbock and Barell which served as general counsel to the Company from 1986 through 1989. Mr. Shack is a director of Ark Restaurants Corp., International Citrus Corporation and Just Toys, Inc.

(7) Mr. Wolfson has been a United States Government advisor on the retail textile industry for over 25 years. From 1975 until his retirement in 1986, Mr. Wolfson was employed as President of Netco, Inc., the New York subsidiary of Zayre Group, an apparel retailer. Prior thereto he served as Chairman and CEO of Diana Stores, Corp., an apparel retailer. Mr. Wolfson is a director of Kennebunk Inc. and Techknits, Inc., misses apparel manufacturers and a consultant to various apparel companies.

        Each director holds office until the next annual meeting of stockholders and until his successor is elected and qualifies.

(b)     Identification of Executive Officers.

        The following table sets forth the names and ages of executive officers of the Company and all offices held by each person during the fiscal years ended November 30, 1995 and November 30, 1996.



Name                                       Age                 Position with the Company
----                                       ---                 --------------------------
William L. Cohen                            55                 Chairman of the Board, President
                                                                and Chief Executive Officer

Stephen Fenyves                             52                 Senior Vice President
                                                                  Administration and Operations

Harold Drachman                             70                 Vice President - Sales

Alan Kanis                                  47                 Treasurer and Chief Financial
                                                                  and Chief Accounting Officer

Stanley F. Schmoller                        58                 Vice President - Manufacturing

Donald D. Shack                             68                 Secretary

        William L. Cohen has been principally employed in senior managerial positions with the Company since 1965, as its Vice President-Administration from 1970 to 1983 and as its President and Chief Executive Officer since 1983. Mr. Cohen was elected to the office of Chairman of the Board of Directors in 1987.

        Mr. Drachman was employed by the Company since 1970. In November 1987, Mr. Drachman was elected Vice President - Sales. Mr. Drachman's association with the Company terminated on July 1, 1996.

        Mr. Fenyves has been employed by the Company since 1969 in various executive capacities, including Vice President-Administration from 1983 to 1988, Senior Vice-President-Administration, from 1988 to 1996 and in his present capacity since 1996.

        Mr. Kanis joined the Company as Treasurer and Chief Financial and Chief Accounting Officer effective September 1, 1990. Prior to his employment by the Company, Mr. Kanis had been Vice President-Finance of Shelburne Shirt Co. Inc. for over five years.

        Mr. Schmoller has been employed by the Company in various production capacities since 1958 and in his present capacity for in excess of 16 years.

        Mr. Shack has served as Secretary to the Company since 1986. See "Identification of Directors" above.

        Each executive officer holds office at the pleasure of the Board of Directors or until his successor has been duly elected and qualifies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such reporting persons are required by regulation to furnish the company with copies of all Section 16(a) reports that they file.

        Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from December 1, 1995 through November 30, 1996, all filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that each of Messrs. Blumenthal, Shack and Wolfson filed one late report on Form 5, in each case relating to one transaction.

ITEM 11.        EXECUTIVE COMPENSATION.

        The Summary Compensation Table below sets forth all compensation paid or accrued to the chief executive officer and the next four most highly compensated persons who were executive officers or who performed services equivalent to that of executive officers for services rendered to the Company and its subsidiaries during the last four fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                LONG-TERM
                                                  ANNUAL COMPENSATION          COMPENSATION
                                                  -------------------          ------------
NAME & PRINCIPAL POSITION                        YEAR         SALARY(a)      OPTIONS AWARDED
-------------------------                        ----         --------       ---------------
William L. Cohen,                                1996        $433,077(b)            --              --
     Chairman of the Board, President            1995         500,000               --            20,000
     and Chief Executive Officer                 1994         500,000               --  (b)         --
                                                 1993         500,000           $ 22,705            --


Stephen Fenyves,                                 1996        $175,000               --              --
     Senior Vice President -                     1995         179,609           $ 30,000          10,000
     Administration and Operations               1994         168,846             40,000            --
                                                 1993         159,039             40,000            --


Alan Kanis,                                      1996        $166,000               --              --
     Treasurer and Chief Financial and           1995         169,680             35,000          15,000
     Chief Accounting Officer                    1994         163,269             35,000            --
                                                 1993         150,000             15,000            --


Stanley F. Schmoller,                            1996        $132,807               --              --
     Vice President - Manufacturing              1995         138,540            $25,000          10,000
                                                 1994         131,200             25,000            --
                                                 1993         130,739             50,000            --

Harold Drachman,                                 1996        $150,384(c)            --              --
     Vice President - Sales                      1995         150,000               --             4,000
                                                 1994         150,000               --              --
                                                 1993         150,000             20,000            --

----------------
        (a) Does not include car allowances, medical, disability, life insurance and other benefits which are, in the aggregate, below reportable thresholds.

        (b) Pursuant to the employment agreement between the Company and Mr. Cohen, more fully described below, Mr. Cohen was entitled to receive a bonus in an amount equal to 5% of the Company's pretax income up to $3,000,000 and 6% of the Company's pretax income in excess of $3,000,000. For fiscal year 1994, Mr. Cohen waived his right to receive such bonus payment. Pursuant to such employment agreement, Mr. Cohen was entitled to be paid a base salary of $500,000. Effective March 19, 1996, Mr. Cohen voluntarily reduced his base salary by 20% to $400,000. Effective December 1, 1996, Mr. Cohen further voluntarily reduced his base salary to $200,000.

        (c) Includes salary of $75,384 and severance pay of $75,000. Mr. Drachman left the Company effective July 1, 1996.

        The following table sets forth certain information with respect to options to purchase the Company's Common Stock granted in fiscal year 1995 under the Company's Non-Qualified Stock Option Plan for the persons named in the Summary Compensation Table above. No options were granted to such persons in the fiscal year ended November 30, 1996.



              OPTION GRANTS IN FISCAL YEAR ENDED NOVEMBER 30, 1995



                               INDIVIDUAL GRANTS
                                                                                POTENTIAL REALIZABLE VALUE AT
                                       PERCENT OF TOTAL                           ASSUMED ANNUAL RATES OF
                                       OPTIONS GRANTED  EXERCISE                  STOCK PRICE APPRECIATION FOR
                           OPTIONS     TO EMPLOYEES IN   PRICE      EXPIRATION         OPTION TERM (A)
         NAME              GRANTED (#)       1995       ($/SHARE)      DATE             5% ($) 10% ($)
        ------           -----------        ------      ---------     ------            --------------
William L. Cohen             20,000           14.4%      1.875       2/9/00          $10,361      $22,894
Harold Drachman               4,000            2.9%      1.875       2/9/00            2,072        4,579
Steven Fenyves               10,000            7.2%      1.875       2/9/00            5,180       11,447
Alan Kanis                   15,000           10.8%      1.875       2/9/00            7,770       17,171
Stanley F. Schmoller         10,000            7.2%      1.875       2/9/00            5,180       11,447

--------------
(a) Based on the closing price of the Company's common stock on February 10, 1995. The options have been out-of-the-money since the end of fiscal 1995.

        The following table details the total number of securities underlying unexercised options held at the end of the fiscal year ended November 30, 1995, separately identifying the exercisable and unexercisable options of the persons named in the Summary Compensation Table above.


                AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED
                   NOVEMBER 30, 1995 AND FY-END OPTION VALUES

                                       Shares                                  Number of Unexercised Options
                                      Acquired                Value                at November 30, 1995
           Name                      on Exercise             Realized            Exercisable Unexercisable
          ------                     -----------             --------            -------------------------
William L. Cohen                          --                     --               34,375           20,000
Harold Drachman                           --                     --               13,750            4,000
Stephen Fenyves                           --                     --               24,750           10,000
Alan Kanis                                --                     --                5,500           15,000
Stanley F. Schmoller                      --                     --               26,812           10,000



        The following table details the total number of securities underlying unexercised options held at the end of the fiscal year ended November 30, 1996, separately identifying the exercisable and unexercisable options of the persons named in the summary compensation table above.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED
                   NOVEMBER 30, 1996 AND FY-END OPTION VALUES


                                       Shares                                    Number of Unexercised Options
                                      Acquired                Value                   at November 30, 1996
          Name                       on Exercise            Realized              Exercisable Unexercisable
          ----                      -----------             --------               -------------------------
William L. Cohen                         --                     --                 5,000             15,000
Harold Drachman                          --                     --                    --                 --
Stephen Fenyves                          --                     --                 2,500              7,500
Alan Kanis                               --                     --                 3,750             11,250
Stanley F. Schmoller                     --                     --                 2,500              7,500


Stock Options

        At the Annual Meeting of the Company's stockholders on June 13, 1995, the stockholders ratified a new 1995 Stock Option Plan (the "1995 Plan"), which replaced the Company's two existing plans, an Incentive Stock Option Plan ("ISO Plan") and a Non- Qualified Stock Option Plan ("NQ Plan"), which plans were terminated, although 106,500 options granted under the NQ Plan remain outstanding, 59,500 of which are currently exercisable. The 1995 Plan permits the grant of both non-qualified and incentive stock options. The 1995 Plan makes available for issuance to its participants, options to purchase up to an aggregate of 225,000 shares of Common Stock. 15,000 of such options have been granted to date, of which 1,875 are exercisable.

        Prior to the adoption of the 1995 Plan, under the ISO Plan, key employees were eligible for options to purchase shares of Common Stock of the Company. An aggregate of 103,125 shares of Common Stock was reserved for issuance under the ISO Plan. No options were ever granted under the ISO Plan. Officers, directors, employees and independent sales representatives were eligible for option grants to purchase shares of Common Stock under the NQ Plan. There were no in-the-money options at November 30, 1995 or November 30, 1996.

Director Compensation

        During each of the Company's past two fiscal years, a fee of $10,000 was paid to each of Messrs. Blumenthal and Wolfson in consideration of their acting as directors of the Company, except that in fiscal 1996, Mr. Blumenthal received $7,500. Due to the Bankruptcy proceedings, Mr. Blumenthal's remaining $2,500 will be paid to him over a five year period as an unsecured creditor.

        The NQ Plan provided, and the 1995 Plan provides, for the annual grant of options to purchase 2,500 shares of Common Stock to members of the Company's Stock Option Committee (the "Committee") and outside directors who are not members of the Committee. During fiscal 1995 and 1996, Messrs. Blumenthal, Shack and Wolfson were each granted such options under the NQ Plan and the 1995 Plan, respectively. These options are exercisable with respect to 25% of the shares covered thereby commencing one year from the date of grant and as to an additional 25% of the shares covered by the option upon each of the three succeeding anniversary dates of the date of grant.

Employment Agreement

        William L. Cohen was employed under an agreement which expired in June 1996. The agreement provided for a base salary of $500,000 per annum, or such greater amount from time to time determined by the Board of Directors of the Company, and incentive compensation in an amount equal to 5% of the Company's pretax income up to $3,000,000 and 6% of the Company's pretax income in excess of $3,000,000. Compensation at the above rate was also payable under the agreement for one year if Mr. Cohen became "Disabled" (as defined in the agreement) and at one-half such rate for a further one-year period, but in no event was such compensation payable in respect of any period subsequent to the stated expiration date of the agreement. The agreement further provided for the payment of a benefit over a five-year period to Mr. Cohen's beneficiary, in the event of his death while employed, in the amount of one year's compensation based upon the average compensation paid over the three most recently concluded fiscal years of the Company, less any amounts paid to Mr. Cohen while Disabled. The Company maintained life insurance on Mr. Cohen for an amount in excess of this obligation. Effective March 19, 1996, Mr. Cohen voluntarily reduced his base salary by 20% to $400,000, and effective December 1, 1996, Mr. Cohen further reduced his base salary to $200,000.

Other Officer Compensation Arrangements

        The Company maintains a $4,000,000 split dollar life insurance policy on Mr. Cohen. Annual premiums for the policy are approximately $122,600. The Company currently pays approximately $115,900 of the premiums, and the William
L. Cohen Irrevocable Life Insurance Trust (the "Trust") pays the balance. Upon Mr. Cohen's death, the Corporation will receive an amount approximately equal to all premium payments made by it, and the Trust will receive the balance of the $4,000,000 death benefit. The trustees of the Trust have assigned the policy to the Corporation to secure such payment. In addition, the Company may borrow against the policy.

        The Company and Mr. Stephen Fenyves are parties to an agreement pursuant to which the Company has agreed to pay Mr. Fenyves a retirement benefit in the form of salary continuation for 15 years after his retirement in annual amounts ranging from $27,500 to $55,000 per year depending upon the age between 55 and 65 at which Mr. Fenyves retires. In the event of his death prior to attaining age 65, but while he is employed by the Company, the Company will pay a death benefit of $55,000 per year until Mr. Fenyves would have attained age 65 but in any event for a minimum of 10 years. The Company currently maintains insurance coverage to fund the death obligation.

        During the bankruptcy, the Company established an enhanced severance program to induce officers and key employees to remain with the Company. Stephen Fenyves, Alan Kanis, Stanley Schmoller and certain other employees were included in this program. The program entitles the individuals to up to six months of additional severance if they are terminated without cause during the 12 or 18 month period that commenced on January 16, 1997.

Compensation Committee Interlocks and Insider Participation

        The Company does not have a compensation committee. Compensation decisions are made by the Board of Directors. The members of the Board include William L. Cohen, Peter A. Cohen and Donald D. Shack. William L. Cohen is Chairman of the Board and President of the Company. Peter A. Cohen is his brother. Mr. Shack is Secretary of the Company and a shareholder and director of the law firm of Shack & Siegel, P.C., the Company's general counsel.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Owners of More Than Five Percent of Common Stock.

        The following table sets forth certain information at July 31, 1997 with respect to the beneficial owners of more than five percent of the Company's Common Stock.



     Name and Address                          Amount and Nature of                Percent
   of Beneficial Owner                         Beneficial Ownership                of Class
   -------------------                         --------------------                --------
William L. Cohen (1)                             1,395,697 (2)(3)(4)                31.1%
c/o Andover Togs, Inc.
1333 Broadway
New York, New York 10118

Peter A. Cohen (1)                               1,304,407 (2)(3)                   29.2%
c/o Andover Togs, Inc.
1333 Broadway
New York, New York 10118

Carolyn Cohen Zelikovic (1)                        436,142 (5)                       9.8%
c/o Andover Togs, Inc.
1333 Broadway
New York, New York 10118

Herbert Rosenstock,                                230,787 (6)                       5.2%
  Stanley Rosenstock and
General Sportswear Co., Inc.
23 Market Street
Ellenville, New York  12428


(1) William L. Cohen, Peter A. Cohen and Carolyn Cohen Zelikovic (the "Principal Stockholders") are parties to a stockholders agreement which provides, among other things, that (i) the shares owned by the Principal Stockholders are to be voted as jointly determined by William L. Cohen and Peter A. Cohen; (ii) William L. Cohen and Peter A. Cohen are to have a joint and several right of first refusal with respect to the disposition of shares owned by Carolyn Cohen Zelikovic; (iii) William L. Cohen and Peter A. Cohen each are to have a right of first refusal with respect to disposition of the shares owned by the other; (iv) upon the death of Carolyn Cohen Zelikovic, William L. Cohen and Peter A. Cohen are to have the joint and several right to purchase the shares held by her at her death; and (v) upon the death of William L. Cohen, Peter A. Cohen is to have the right, and upon the death of Peter A. Cohen, William L. Cohen is to have the right, to purchase the shares held by the other at his death. The purchase of shares held by a deceased Principal Stockholder, as set forth above, is to be mandatory to the extent of the proceeds of insurance policies on the life of the deceased Principal Stockholder held by the other Principal Stockholders.

(2) Under the stockholders agreement referred to above, each of William L. Cohen and Peter A. Cohen exercises shared voting and sole dispositive power with respect to the shares owned by him. The shares indicated as being owned by each do not include (i) shares owned by the other, or (ii) shares owned by Carolyn Cohen Zelikovic, although the Messrs. Cohen exercise shared voting power with respect to all such shares.

(3) Does not include 41,250 shares held by a charitable foundation. Messrs. William L. and Peter A. Cohen are two of the five directors of such foundation and exercise shared voting power with respect to such shares.

(4) Includes 10,000 shares of Common Stock which Mr. Cohen has the right to acquire upon exercise of a currently exercisable stock option granted under the Company's Non-Qualified Stock Option Plan.

(5) Carolyn Cohen Zelikovic exercises sole dispositive power with respect to the shares owned by her.

(6) Based upon information provided to the Company by the Rosenstocks and General Sportswear Co., Inc. on February 20, 1996.

Beneficial Ownership of Common Stock by Directors and Executive Officers.

        The following table sets forth certain information at July 31, 1997 with respect to Common Stock beneficially owned by all directors, the chief executive officer, the other persons named in the Summary Compensation Table above and all directors and executive officers of the Company as a group.



          Name of                               Amount and Nature of               Percent
      Beneficial Owner                          Beneficial Ownership               of Class
      ----------------                          --------------------               ---------
George S. Blumenthal, Director                         60,285(1)(2)                  1.3%

Peter A. Cohen, Director                            1,304,407(3)                    29.2%

William L. Cohen, Director,                         1,395,697(3)                    31.1%
  Chairman of the Board, President
  and Chief Executive Officer

Harold Drachman, Vice                                       -                        --
  President - Sales

Steven Fenyves, Senior Vice                            10,500(4)                     -- (5)
  President - Manufacturing

Alan Kanis, Treasurer and                               7,500(6)                     -- (5)
  Chief Financial and Chief
  Accounting Officer


Stanley F. Schmoller, Vice                             13,250(7)                     -- (5)
  President - Manufacturing

Donald D. Shack, Director and                          62,650(2)(8)                  1.4%
  Secretary

Monte Wolfson, Director                                 1,875(9)                     -- (5)

All directors and executive officers                3,292,306(10)                   72.9%
  as a group (9 persons)


---------------
(1) Includes 44,110 shares beneficially owned by Mr. Blumenthal as co-trustee and income beneficiary under a trust created under the will of Clara Blumenthal.

(2) Includes 8,750 shares of Common Stock which may be acquired upon the exercise of currently exercisable stock options.

(3) See "Securities Ownership of Certain Beneficial Owners and Management-Beneficial Owners of More Than Five Percent of Common Stock" above for information in respect of shares of Common Stock beneficially owned by Mr. Cohen.

(4) Includes 5,000 shares of Common Stock which Mr. Fenyves has the right to acquire upon the exercise of currently exercisable stock options.

(5)     Less than one percent.

(6) Includes 7,500 shares of Common Stock which Mr. Kanis has the right to acquire upon the exercise of currently exercisable stock options.

(7) Includes 5,000 shares of Common Stock which Mr. Schmoller has the right to acquire upon the exercise of currently exercisable stock options.

(8) Shares owned by Skylark Partners, a partnership of which Mr. Shack is a member.

(9) Includes 1,875 shares of Common Stock which Mr. Wolfson has the right to acquire upon the exercise of currently exercisable stock options.

(10) Includes (i) 436,142 shares owned by Carolyn Cohen Zelikovic, (ii) 27,500 shares of Common Stock which certain executive officers have the right to acquire upon the exercise of currently exercisable stock options and (iii) 19,375 shares of Common Stock which certain directors may acquire upon the exercise of currently exercisable stock options.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Peter A. Cohen renders financial and management consulting services to the Company. Until March 19, 1996, he was paid a fee at the rate of $75,000 plus certain benefits. Effective March 19, 1996 his consulting fee was eliminated. In fiscal 1996, Mr. Cohen received $18,750 in consulting fees. He has continued to render services without charge. Mr. Cohen is William Cohen's brother.

        The firm of Shack & Siegel, P.C. of which Donald D. Shack is a director and shareholder, has served as general counsel to the Company since January 1, 1990. Prior thereto, the firms of Whitman & Ransom and Golenbock and Barell, both of which Mr. Shack was a member, served as general counsel.

        On April 9, 1992 the Board of Directors approved a five year consulting arrangement with Florence Cohen, widow of Sidney B. Cohen the founder of the Company, expiring in April 1997 which provided for a fee of $60,000 per year. This arrangement was terminated, effective March 19, 1996.

                                     PART IV



ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------         ---------------------------------------------------------------
(a)  (1)        Financial Statements. The following consolidated financial statements of
                Andover Togs, Inc. and its subsidiaries are included herein.

               Independent Auditors' Report                                         F-1

               Consolidated Balance Sheets -
                  As at November 30, 1995 and 1994                                  F-2

               Consolidated Statements of Operations -
                  Years ended November 30, 1995, 1994
                  and 1993                                                          F-3

               Consolidated Statements of Stockholders'
                  Equity - Years ended November 30,
                  1995, 1994 and 1993                                               F-4

               Consolidated Statements of Cash Flows -
                  Years ended November 30, 1995, 1994
                  and 1993                                                          F-5

               Notes To Consolidated Financial Statements                           F-7

     (2)       Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts                     F-17

     (3)       Exhibits:

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

    4(b) The Company's Non-Qualified Stock Option Plan, as amended May 21, 1987 and April 9, 1992, incorporated by reference to Exhibit 4(a) to the Amendment to the Registration Statement on Form S-8 (SEC File No. 33-33963), as filed with the Securities and Exchange Commission on November 2, 1992.

    4(c) Common Stock Purchase Warrant, dated February 27, 1995, issued to Dobie Industries, Inc., incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994 (the "1994 10-K").

    4(d) Registration Rights Agreement, dated February 27, 1995, by and between the Company and Dobie Industries, Inc., incorporated by reference to Exhibit 4(e) to the 1994 10-K.

    4(e) The Company's 1995 Stock Option Plan, incorporated by reference to Exhibit 4(f) to the Company's quarterly report on Form 10-Q dated May 31, 1995 (the "May 1995 10-Q").

    4(f) Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated January 30, 1997, incorporated by reference to Exhibit 16 to the Company's current report on Form 8-K dated April 10, 1997.

   10(a) English translation of Lease between Zona Franca Romana, S.A. and Tortoni Manufacturing Corp., incorporated by reference to
               Exhibit 10(h) to the May 1994 10-Q.

   10(b) Form of Indemnity Agreement between the Company and its officers and directors, incorporated by reference to Exhibit 10(j) to the May 1994 10-Q.

   10(c) Lease Agreement dated November 10, 1993 among Mary H. Wimbish, William M. Johnson, Jr. and wife, Ida L. Johnson and First Union National Bank of North Carolina, Trustee under LW&T of Robert J. Wimbish and Springdale Fashions, Inc., incorporated by reference to Exhibit 10(n) to the May 1994 10-Q.

   10(d) Amendment to Lease Agreement dated June 1, 1994 among Mary H. Wimbish, William M. Johnson, Jr. and wife, Ida L. Johnson and First Union National Bank of North Carolina, Trustee under LW&T of Robert J. Wimbish and

               Springdale Fashions, Inc., incorporated by reference to Exhibit 10(o) to the May 1994 10-Q.

   10(e) Insurance Agreement dated as of September 1, 1994 by and among the Company, William L. Cohen and Peter A. Cohen and Stanley I. Schachter, as trustees of the William L. Cohen Irrevocable Life Insurance Trust Agreement, dated January 31, 1984, incorporated by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q dated February 28, 1997.

   10(f) Post-Petition Revolving Credit and Security Agreement among Chemical Bank and Fleet Bank, N.A. as lenders, Fleet Bank, N.A. as agent and the Company dated May 28, 1996 incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K dated May 28, 1996 (the "May 1996 8-K").

   10(g) Replacement DIP Financing and Security Agreement between the CIT Group/Commercial Services, Inc. and the Company dated as of September 19, 1996 incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-K dated September 19, 1996 (the "September 1996 8-K").

   10(h) Amended and Restated Financing Security Agreement dated as of May 12, 1997 between the Registrant and CIT incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-K dated May 12, 1997 (the "May 1997 8-K").

   10(i) Amended and Restated Subsidiary Security Agreement dated as of May 12, 1997 made by Springdale, Tortoni and Stonehenge in favor of CIT incorporated by reference to Exhibit 99(b) to the May 1997 8-K.

   10(j) Amended and Restated Guaranty dated as of May 12, 1997 by Springdale in favor of CIT incorporated by reference to Exhibit 99(c) to the May 1997 8-K.

   10(k) Amended and Restated Guaranty dated as of May 12, 1997 by Tortoni in favor of CIT incorporated by reference to Exhibit 99(d) to the May 1997 8-K.

   10(l) Amended and Restated Guaranty dated as of May 12, 1997 by Stonehenge in favor of CIT incorporated by reference to Exhibit 99(e) to the May 1997 8-K.

   10(m) Amended and Restated Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between the Registrant and CIT incorporated by reference to Exhibit 99(f) to the May 1997 8-K.

   10(n) Amended and Restated Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between Tortoni and CIT incorporated by reference to Exhibit 99(g) to the May 1997 8-K.

   10(o) Amended and Restated Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between Springdale and CIT incorporated by reference to Exhibit 99(h) to the May 1997 8-K.

   10(p) Amended and Restated Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between Stonehenge and CIT incorporated by reference to Exhibit 99(i) to the May 1997 8-K.

   10(q) Intercreditor Agreement dated as of May 12, 1997 between CIT and M.J. Sherman and Associates (the "Collateral Trustee") incorporated by reference to Exhibit 99(j) to the May 1997 8-K.

   10(r) Class 4 Note dated as May 12, 1997 made by the Registrant in favor of the Collateral Trustee incorporated by reference to
               Exhibit 99(k) to the May 1997 8-K.

   10(s) Note and Collateral Trust Agreement dated as of May 12, 1997 between the Registrant, Springdale, Tortoni and Stonehenge and the Collateral Trustee incorporated by reference to Exhibit 99(l) to the May 1997 8-K.

   10(t) Class 4 Security Agreement dated as of May 12, 1997 by the Registrant, Springdale, Tortoni and Stonehenge in favor of the Collateral Trustee incorporated by reference to Exhibit 99(m) to the May 1997 8-K.

   10(u) Guaranty dated as of May 12, 1997 by Springdale in favor of the Collateral Trustee incorporated by reference to Exhibit 99(n) to the May 1997 8-K.

   10(v) Guaranty dated as of May 12, 1997 by Stonehenge in favor of the Collateral Trustee incorporated by reference to Exhibit 99(o) to the May 1997 8-K.

   10(w) Guaranty dated as of May 12, 1997 by Tortoni in favor of the Collateral Trustee incorporated by reference to Exhibit 99(p) to the May 1997 8-K.

   10(x) Class 4 Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between Springdale and the Collateral Trustee incorporated by reference to Exhibit 99(q) to the May 1997 8-K.

   10(y) Class 4 Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between the Registrant and the Collateral Trustee incorporated by reference to Exhibit 99(r) to the May 1997 8-K.

   10(z) Class 4 Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between Stonehenge and the Collateral Trustee incorporated by reference to Exhibit 99(s) to the May 1997 8-K.

  10(aa) Class 4 Security Agreement and Mortgage for Trademarks and Patents dated as of May 12, 1997 between Tortoni and the Collateral Trustee incorporated by reference to Exhibit 99(t) to the May 1997 8-K.

    21.1 List of subsidiaries of the Company, incorporated by reference to Exhibit 21 to the May 1994 10-Q.

    23.1       Consent of Deloitte & Touche LLP.

    27.1       Financial Data Schedule.

   99(a) Secured Financing Order dated May 21, 1996 Approving Debtor-In-Possession Financing Facility approved by the United States Bankruptcy Court for the Southern District of New York, incorporated by reference to Exhibit 99(a) to the May 1996 8-K.

   99(b) Order dated September 9, 1996 Approving Debtor-In-Possession Financing Facility approved by the United States Bankruptcy Court for the Southern District of New York incorporated by reference to Exhibit 99(b) to the September 1996 8-K.

----------
(b)     Reports on Form 8-K:

        A report on Form 8-K dated March 19, 1996 was filed by the Registrant to report that the Registrant filed a petition with the United States Bankruptcy Court for the Southern District of New York for an arrangement pursuant to Chapter 11 of the United States Bankruptcy Code.

        A report on Form 8-K dated May 28, 1996 was filed by the Registrant to report that the Registrant had entered into certain debtor-in-possession financing arrangements through December 31, 1996.

        A report on Form 8-K dated September 19, 1996 was filed by the Registrant to report that the Registrant had entered into a two-year revolving credit facility to replace the financing arrangements scheduled to terminate in December 1996.

        A report on Form 8-K dated January 31, 1997 was filed by the Registrant to report that the Registrant had filed a Joint Plan of Reorganization (the "Plan").

        A report on Form 8-K dated March 7, 1997 was filed by the Registrant to report a change in independent accountants.

        A report on Form 8-K dated April 10, 1997 was filed by the Registrant to report the bankruptcy court had entered an order confirming the Plan.

        A report on Form 8-K dated May 12, 1997 was filed by the Registrant to report the closing of the Company's financing facility.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Andover Togs, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Andover Togs, Inc. and subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1995. Our audit also included the financial statement schedule listed in the index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial statement schedule present fairly, in all material respects, the financial position of Andover Togs, Inc. and subsidiaries at November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
New York, New York

February 9, 1996
(March 29, 1996 as to Note 5(a)
May 3, 1996 as to Note 4
December 19, 1996 as to Note 5(c)
February 4, 1997 as to Note 5(b)
May 12, 1997 as to Note 13)

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1995 AND 1994
--------------------------------------------------------------------------------


ASSETS                                                                      1995               1994
------                                                                      ----               ----

CURRENT ASSETS:

  Cash                                                                  $   862,500        $   583,900
  Accounts receivable, net of allowance
  for doubtful accounts of $310,000 in 1995
  and $43,200 in 1994 (Note 4)                                            9,696,200         12,658,700
  Inventories (Note 2)                                                   13,290,800         13,971,800
  Refundable income taxes                                                   919,700             --
  Deferred income taxes (Note 7)                                              --               248,100
  Other current assets                                                      257,700            224,300
                                                                         ----------         ----------
          Total current assets                                           25,026,900         27,686,800

PROPERTY, PLANT AND EQUIPMENT -
  Net (Notes 3, 4 and 5)                                                  8,229,100          8,554,400

RESTRICTED FUNDS (Note 5)                                                   360,000            360,000

OTHER ASSETS                                                                365,200            279,100
                                                                        -----------        -----------
TOTAL ASSETS                                                            $33,981,200        $36,880,300
                                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable - banks (Note 4)                                        $ 6,200,000        $ 2,400,000
  Accounts payable                                                        4,612,300          4,632,100
  Accrued expenses and other current liabilities
   (Note 6)                                                               2,034,100          3,049,000
  Current portion of long-term debt and obliga-
    tions under capital leases (Note 5)                                   2,019,300          1,519,800
                                                                         ----------         ----------
          Total current liabilities                                      14,865,700         11,600,900

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES (Note 5)                                                             --             5,237,700

OTHER LIABILITIES                                                           142,300             61,000

DEFERRED INCOME TAXES (Note 7)                                                --             1,025,500

LIABILITIES SUBJECT TO COMPROMISE (Note 13)                               4,001,600              --
                                                                        -----------        -----------
                                                                         19,009,600         17,925,100
                                                                        -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 12):
  Common stock, $.10 par value per share
    authorized 7,500,000 shares; issued
    4,655,490 in 1995 and 4,542,990 in 1994                                 465,500            454,300
  Additional paid-in capital                                             11,154,200         10,870,400
  Retained earnings                                                       3,992,300          8,270,900
  Less treasury shares, at cost (184,675 shares
    in 1995 and 1994)                                                      (640,400)          (640,400)
                                                                        ------------       ------------
                                                                         14,971,600         18,955,200
                                                                        -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $33,981,200        $36,880,300
                                                                        ===========        ===========



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

                                                  1995                   1994                1993
                                                  ----                   ----                ----
NET SALES                                      $ 80,552,300          $ 73,766,700         $ 89,289,300

COST OF GOODS SOLD                               70,581,500            60,137,900           72,298,600
                                               ------------          ------------         ------------
GROSS PROFIT                                      9,970,800            13,628,800           16,990,700

SELLING GENERAL AND
  ADMINISTRATIVE EXPENSES                        13,619,300            12,480,700           15,105,700

WRITE-OFF OF COST IN EXCESS
  OF NET ASSETS ACQUIRED
  (Note 12)                                         832,400                  --                   --
                                               ------------          ------------         ------------
OPERATING (LOSS) INCOME                          (4,480,900)            1,148,100            1,885,000

INTEREST EXPENSE                                  1,435,300             1,006,300            1,455,500
                                               ------------          ------------         ------------

(LOSS) INCOME BEFORE INCOME
  TAX (Benefit) PROVISION                        (5,916,200)              141,800              429,500

INCOME TAX (BENEFIT)
  PROVISION (Note 7)                             (1,637,600)               17,300              168,900
                                               ------------          ------------         ------------
NET (LOSS) INCOME                              $ (4,278,600)         $    124,500         $    260,600
                                               ============          ============         ============
NET (LOSS) INCOME PER SHARE                    $       (.96)         $        .03         $        .06
                                               ============          ============         ============
WEIGHTED AVERAGE SHARES                           4,435,400             4,358,300            4,372,000
                                               ============          ============         ============

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

                                        Common Stock         Additional                         Treasury Stock
                                    --------------------       Paid-in         Retained      -------------------
                                    Shares        Amount       Capital         Earnings      Shares        Amount           Total
                                    ------        ------      ----------       --------      ------        ------         --------
BALANCE, NOVEMBER 30, 1992          4,542,990  $    454,300  $ 10,870,400  $  7,885,800        119,425  $   (416,100)  $ 18,794,400

 Purchase of treasury stock              --            --            --            --           65,250      (224,300)      (224,300)

 Net income                              --            --            --         260,600           --            --          260,600
                                 ------------  ------------  ------------  ------------   ------------  ------------   ------------
BALANCE, NOVEMBER 30, 1993          4,542,990       454,300    10,870,400     8,146,400        184,675      (640,400)    18,830,700


 Net income                              --            --            --         124,500           --            --          124,500
                                 ------------  ------------  ------------  ------------   ------------  ------------   ------------
BALANCE, NOVEMBER 30, 1994          4,542,990       454,300    10,870,400     8,270,900        184,675      (640,400)    18,955,200

 Issuance of Stock in
 connection with Acquisition
 (Note 12)                            112,500        11,200       283,800          --             --            --          295,000

 Net loss                                --            --            --      (4,278,600)          --            --       (4,278,600)
                                 ------------  ------------  ------------  ------------   ------------  ------------   ------------
BALANCE, NOVEMBER 30, 1995          4,655,490  $    465,500  $ 11,154,200  $  3,992,300        184,675  $   (640,400)  $ 14,971,600
                                 ============  ============  ============  ============   ============  ============   ============


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
--------------------------------------------------------------------------------

                                                                1995           1994            1993
                                                                ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                          $(4,278,600)  $   124,500   $   260,600
  Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                              1,318,600     1,365,000     1,422,900
    Write-off of cost in excess of
     net assets acquired                                         832,000          --            --
    Deferred income taxes                                       (777,400)      (79,100)       76,000
    Changes in operating assets and
     liabilities net of acquisition:
      Accounts receivable                                      2,962,500    (1,985,200)    3,348,200
      Inventories                                              3,982,000    (2,759,300)    5,324,100
      Refundable income taxes                                   (919,700)         --            --
      Other assets                                              (119,500)      552,600       670,600
      Accounts payable                                            52,300       655,800      (824,400)
      Accrued expenses and
        other liabilities                                       (259,700)     (171,800)     (683,500)
                                                             -----------   -----------   -----------
            Net cash provided by (used
             in) operating activities                          2,792,500    (2,297,500)    9,594,500
                                                             -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisition of business                         (3,938,000)         --            --
  Capital expenditures - net                                    (893,300)     (365,700)     (481,600)
                                                             -----------   -----------   -----------
            Net cash used in investing
             activities                                       (4,831,300)     (365,700)     (481,600)
                                                             -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net changes in notes payable - bank                          3,800,000     2,400,000    (5,900,000)
  Increase in long-term borrowings                                  --         250,000          --
  Repayments of long-term debt                                (1,482,600)   (1,497,500)   (1,686,200)
  Purchase of treasury stock                                        --            --        (224,300)
                                                             -----------   -----------   -----------
            Net cash provided by (used
             in) financing activities                          2,317,400     1,152,500    (7,810,500)
                                                             -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                  278,600    (1,510,700)    1,302,400
CASH, BEGINNING OF YEAR                                          583,900     2,094,600       792,200
                                                             -----------   -----------   -----------
CASH, END OF YEAR                                            $   862,500   $   583,900   $ 2,094,600
                                                             ===========   ===========   ===========

                                                                     (Continued)

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
--------------------------------------------------------------------------------

                                                          1995                 1994                 1993
                                                          ----                 ----                 ----
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                           $1,406,500           $  907,800           $1,452,600
                                                       ==========           ==========           ==========
    Income taxes                                       $  176,400           $  104,800           $   70,800
                                                       ==========           ==========           ==========
The following liabilities which were
outstanding at November 30, 1995 and
still outstanding on March 19, 1996
have been reclassified to "liabilities
subject to compromise":

  Accounts payable                                     $   72,100
  Accrued expenses and other current
   liabilities                                            673,900
  Long term debt and obligations under
   capital leases                                       3,255,600
                                                       ----------
                                                       $4,001,600
                                                       ==========

SCHEDULE OF NON CASH INVESTING ACTIVITIES:

  Acquisition of business:
   Fair value of assets acquired                       $4,233,000
   Common stock issued                                    295,000
                                                       ----------
          Total cash paid                              $3,938,000
                                                       ==========


     See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
--------------------------------------------------------------------------------
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL - Andover Togs, Inc. (the "Company") is engaged in the design, manufacture, import and sale of active sportswear primarily for infants, toddlers, and children, principally to national retail stores.

       The Company is headquartered in New York with manufacturing facilities located in Alabama, North Carolina and the Dominican Republic.

       Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Springdale Fashions, Inc., Tortoni Manufacturing Corporation, and Stonehenge Financial Corporation. All material intercompany profits, transactions and balances have been eliminated.

       Fair Value of Financial Instruments - For financial instruments including cash, accounts receivable and payable, accruals and notes payable-banks it was assumed that the carrying amount approximated fair value because of their short maturity. The carrying amount of long-term debt, which bears interest at floating rates, also approximates fair value.

       Concentration of Credit Risk- Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal trade losses. In years prior to 1995, the Company maintained credit insurance on a portion of its receivable balances. At November 30, 1995 and 1994, approximately 69% and 74%, respectively, of the Company's net accounts receivable balances were due from three national retail customers. Sales to these three entities comprised approximately 30%, 29%, and 10%, respectively, of net sales for the year ended November 30, 1995, and approximately 36%, 29%, and 10%, respectively, of net sales for the year ended November 30, 1994.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

       Net (loss) income per share - Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. For fiscal 1995, outstanding stock options are not included in the calculation as the effect would have been anti-dilutive. For fiscal 1994 and 1993 outstanding stock options are not included in the calculation as their effect was not significant.

       Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition from the adoption of this statement to be material.

       Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                     Years
                                                     ------
        Buildings                                   30 - 31.5
        Machinery and equipment                      3 - 10
        Leasehold improvements                Lesser of useful life
                                                   or lease term

        Revenue Recognition - Revenue is recognized at the time the merchandise is shipped.

        Income Taxes - Effective December 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from activities during the current and preceding years. SFAS 109 requires an asset and liability approach for financial reporting for income taxes. It also requires the Company to adjust deferred tax balances in the period of enactment for the effect of enacted changes in tax rates and to provide a valuation allowance against such deferred tax assets that are not more likely than not to be realized.

        Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originate. As permitted by SFAS 109, the Company has elected not to restate the financial statements of any prior years. There was no effect of adopting this change.

        Stock Options and Warrants - In October 1995, the financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than December 15, 1995. The new standard defines a fair value method, of accounting for stock options and other equity instruments. Under the fair value method compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock- based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and pro forma earnings per share as if the company had applied the new method of accounting. The new standard also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

        The accounting requirements of the new method are effective for all transactions entered into during the fiscal year of adoption. The company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

2.      INVENTORIES

                                                            November 30,
                                                --------------------------------
                                                    1995                 1994
                                                    ----                 ----
Raw materials                                   $ 2,995,000          $ 3,458,100
Work-in-process                                   3,252,800            4,596,800
Finished goods                                    7,043,000            5,916,900
                                                -----------          -----------
                                                $13,290,800          $13,971,800
                                                ===========          ===========

3.      PROPERTY, PLANT AND EQUIPMENT


                                                             November 30,
                                                   -----------------------------
                                                      1995               1994
                                                      ----               ----
Land                                               $    14,100       $    14,100
Buildings                                            6,272,400         6,264,100
Leasehold improvements                               2,595,300         2,113,800
Machinery and equipment                             11,615,800        11,153,500
                                                   -----------       -----------
                                                    20,497,600        19,545,500
Less accumulated depreciation
 and amortization                                   12,268,500        10,991,100
                                                   -----------       -----------
                                                   $ 8,229,100       $ 8,554,400
                                                   ===========       ===========

4.      NOTES PAYABLE - BANKS

        Effective May 31, 1995, the Company renewed its credit agreement which provided for a $22,216,000 line of credit and a $7,400,000 letter of credit facility, subject to maximum aggregate borrowings of $26,000,000. Related loans bore interest at prime (8 3/4% at November 30, 1995) plus 1/2%. The Company was expected to maintain a 5% compensating balance on outstanding loans and has pledged its accounts receivable and imported inventories under letters of credit and certain personal property and equipment as collateral. The outstanding balance as of November 30, 1995, plus additional borrowings through March 19, 1996, were repaid on May 3, 1996.

        The maximum amounts outstanding during the years ended November 30, 1995, 1994 and 1993 were approximately $13,900,000, $10,200,000 and
        $15,700,000, respectively. Average short-term borrowings during the years ended November 30, 1995, 1994 and 1993 were approximately $7,308,000, $2,689,000 and $8,842,000 respectively, and the weighted average interest rates thereon were approximately 9.3%, 7.9%, and 6.5%, respectively.

        The average amount outstanding was determined by the average of month-end balances. The weighted average interest rate was determined by dividing interest expense on short-term debt by the average amount outstanding during the year.

5. LONG-TERM DEBT, OBLIGATIONS UNDER CAPITAL LEASES AND LIABILITIES SUBJECT TO COMPROMISE.

                                                            November 30,
                                                  ------------------------------
                                                      1995              1994
                                                      ----              ----
Term note - bank (a)                              $ 1,750,000       $ 2,750,000
Obligation under capital lease (b)                  3,055,000         3,255,000
Obligation under capital lease (c)                    239,100           430,400
Other                                                 230,800           322,100
                                                  -----------       -----------
                                                    5,274,900         6,757,500
Less current portion                               (2,019,300)       (1,519,800)
     Liabilities subject
     to compromise                                 (3,255,600)             --
                                                  -----------       -----------
                                                  $      --         $ 5,237,700
                                                  ===========       ===========

(a) Effective May 31, 1994, the Company and its lenders amended its revolving credit facility which contained revised financial covenants and extended the maturity date of the term loan to be paid in quarterly installments through August 31, 1997. The term note was paid on March 29, 1996.

(b) During 1989, a municipality issued an Industrial Revenue Bond in the principal amount of $3,600,000, the proceeds of which were used to finance the construction of a 200,000 square foot manufacturing and distribution facility in Scottsboro, Alabama. This transaction has been accounted for as a capital lease. The bond was payable in annual installments of varying amounts through 2004. Interest was payable semiannually at 9-7/8% per annum. The bonds were collateralized by the building, equipment and restricted cash with a net carrying value of $2,620,700 at November 30, 1996. On February 4, 1997, these assets were exchanged in connection with the release of claims relating to this facility.

(c) During 1985, a municipality issued an Industrial Revenue Bond for $2,200,000 for the construction of a distribution center. This transaction has been accounted for as a capital lease. The bond was payable in quarterly installments of approximately $47,800 through December 1996, plus interest at 72% of prime. The bond was collateralized by building and equipment with a net carrying value of $909,000 at November 30, 1995. This indebtedness was satisfied on December 19, 1996.

     At November 30, 1995, original repayments terms for the principal portion of long-term debt and obligations under capital leases were as follows:

                                   Year                     Amount
                                   ----                     ------
                                   1996                  $ 1,547,100
                                   1997                    1,137,800
                                   1998                      270,000
                                   1999                      295,000
                                   2000                      330,000
                               Thereafter                  1,695,000
                                                         -----------
                                                         $ 5,274,900
                                                         ===========

     The foregoing debt agreements contained cross defaults and restrictive covenants on the payment of dividends and require the Company to maintain, among other things, minimum levels of net income, net worth and working capital.

     At November 30, 1995, the Company was not in compliance with many of the covenants of the revolving credit facility and term loans as well as the Industrial Revenue Bonds, thereby causing defaults under those agreements. The Company has been unsuccessful in obtaining waivers from these lenders (Note 13).

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                          November 30,
                                                  ------------------------------
                                                     1995                1994
                                                     ----                ----
Accrued payroll                                   $  842,700          $  733,100
Other                                              1,191,400           2,315,900
                                                  ----------          ----------
                                                  $2,034,100          $3,049,000
                                                  ==========          ==========

7.   INCOME TAXES

   The income tax provision consists of the following:


                                                 Year Ended November 30,
                                   ---------------------------------------------
                                       1995             1994             1993
                                       ----             ----             ----
Current:
  Federal                          $  (868,600)     $   (38,200)     $    41,000
  State and local                        8,400          134,600           51,900
                                   -----------      -----------      -----------
    Total Current                     (860,200)          96,400           92,900

Deferred                              (777,400)         (79,100)          76,000
                                   -----------      -----------      -----------
                                   $(1,637,600)     $    17,300      $   168,900
                                   ===========      ===========      ===========

        The benefit provision for income taxes differs from amounts computed at statutory rates as follows:


                                                   Year Ended November 30,
                                         ---------------------------------------
                                             1995            1994        1993
                                             ----            ----        ----
Federal income taxes at
statutory rates                          $(2,011,500)  $    48,200   $   146,000
Increase (decrease)resulting
  from:
   Valuation allowance                       352,500          --            --
   State and local taxes,
    net of Federal income
    tax benefit                               30,100        88,700        34,100
   Reversal of prior years'
    under (over) provision                     8,000       (92,200)      (48,000)
   Effect of adoption of
        SFAS No.109                             --         (46,500)         --
   Other                                     (16,700)       19,100        36,800
                                         -----------   -----------   -----------
                                         $(1,637,600)  $    17,300   $   168,900
                                         ===========   ===========   ===========

The tax effects of significant items comprising the Company's net deferred taxes as of November 30, 1995 and 1994 are as follows:

                                                   November 30,     November 30,
                                                      1995             1994
                                                   ------------    -------------
Deferred tax liabilities:
Difference between book and tax,
   basis of property                               $   870,100      $ 1,048,500
                                                   -----------      -----------
Deferred tax assets:

Expenses capitalized into inventory                $   157,000      $   159,700
Expenses not currently deductible                       46,300           72,000
Reserves not currently deductible                      118,400           16,400
Recapture of alternative minimum tax                    63,300             --
Net operating loss                                     893,300             --
Other                                                   54,400           23,000
                                                   -----------      -----------
                                                   $ 1,332,700      $   271,100
                                                   -----------      -----------

Net deferred tax asset (liability)                 $   462,600      $  (777,400)
Less valuation allowance                              (462,600)            --
                                                   -----------      -----------
Net deferred tax asset (liability)                        --           (777,400)
                                                   ===========      ===========

At November 30, 1995, the Company has a federal net operating loss carryforward for income tax purposes of approximately $2,288,000, which will expire in 2010.

8.  COMMITMENTS AND CONTINGENCIES

        a. Effective March 1, 1994, the Company renegotiated the lease for its executive office and showroom located in New York. The new lease expires on April 30, 2004, and provides for minimum annual rental payments ranging from approximately $766,000 to $932,000.

                The Company leases various warehousing, manufacturing and office facilities and equipment under operating leases. Future minimum rental payments under these leases as of November 30, 1995 are as follows:

                                           Year                  Amount
                                           ----                  ------
                                           1996                $  989,600
                                           1997                 1,043,600
                                           1998                 1,008,000
                                           1999                   978,500
                                           2000                   853,800
                                           Thereafter           3,266,500
                                                               ----------
                                                               $8,140,000
                                                               ==========

                Rental expense was $839,000, $1,350,000 and $1,361,000 for the years ended November 30, 1996, 1995, and 1994, respectively. See
                Note 13 with respect to the rejection of the New York lease.

        b. At November 30, 1995, the Company was contingently liable for open letters of credit of approximately $4,687,000.

        c. The Company had an employment agreement with its President through June 1996 that provided for compensation of $500,000 per year or such greater amount from time to time determined by the Board of Directors plus a bonus in an amount equal to 5% of pre-tax income up to $3,000,000 and 6% pre-tax income in excess of $3,000,000. For the year ended November 30, 1994, the President waived his bonus. Compensation is also payable in the event of disability for a defined period and the employment agreement has provisions for a death benefit of approximately one year's compensation to be paid to a beneficiary, if the individual is employed by the Company at time of death. The Company maintains life insurance on this individual for an amount in excess of this obligation.

        d. In 1995, 1994, and 1993 a shareholder related to the President rendered financial and management consulting services to the Company for $75,000 in fees plus certain benefits.

        e. An individual related to the President had a five-year consulting arrangement, expiring April 1997, which provided for fees of $60,000 per year.

 9.  COMMON STOCK

        Certain related stockholders have entered into a stockholders' agreement which provides that substantially all of their stock be voted jointly by two of these stockholders, grants rights of first refusal regarding sales of stock by another related stockholder, and requires the mandatory purchase of certain shares by them upon death.

10.     STOCK OPTION PLAN

        The Company adopted a new non-qualified and incentive stock option plan in May 1995 (the "1995 Plan"), which provided for options to be granted for the purchase of up to 225,000 shares of common stock at prices not less than 80% for the non-qualified options and 100% for the incentive options of the fair market value of the common stock at the date of the grant. Options granted under the incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code. As of November 30, 1995, no stock options have been granted under this plan.

        Prior to May 1995, the Company maintained a non-qualified stock option plan (the "old plan"), which provided for options to be granted for the purchase of up to 593,750 shares of common stock at prices not less than 85% of the fair market value of the common stock at the date of grant. The options are not exercisable until one year after grant and are exercisable at a rate of 25% per year thereafter. No further options may be granted under the plan.

        The Company also maintained an Incentive Stock Option Plan (the "ISOP") which provided for the issuance of options for the purchase of an aggregate of 103,125 shares of common stock. Option grants under the ISOP were intended to qualify under Section 422 of the Internal Revenue Code. No options were granted under this plan.

        A summary of activities for the stock options granted under the old Plan is as follows:

                                                 Number
                                                   of
                                                 Shares         Price per Share
                                                 ------         ----------------
        Options outstanding,
         November 30, 1992                        316,300        $2.088 - $5.816
           Granted                                 40,000        $3.125 - $3.25
           Cancelled                              (19,200)       $2.36  - $4.40
                                                 --------

        Options outstanding,
         November 30, 1993                        337,100        $2.088 - $5.816
           Granted                                 10,000        $2.125
           Cancelled                             (102,100)       $2.36  - $4.64
                                                 --------

        Options outstanding,
          November 30, 1994                       245,000        $2.088 - $5.816
          Granted                                 146,500        $1.875 - $2.50
          Cancelled                               (28,600)       $2.125 - $4.40
                                                 --------

        Options outstanding,
          November 30, 1995                       362,900        $1.875 - $5.816
                                                  =======         ======  ======
        Exercisable at November 30, 1995          179,900
                                                  =======

        There were 225,000 shares reserved for future grant at November 30, 1995.

        The options expire beginning January 1996 through April 2002.

11.     DEFINED CONTRIBUTION PLAN

        The Company maintains a plan subject to Section 401(k) of the Internal Revenue Code. All full-time employees who complete at least one year service and have attained the age of 20-1/2 are eligible to participate. The Company may, at its sole discretion, make certain matching contributions to this plan. The Company made no contributions in 1995, 1994 and 1993.

12.     ACQUISITION

        On February 27, 1995, the Company acquired the inventory, tradenames and customer orders of Dobie Industries, Inc., a manufacturer of children's and women's apparel. The purchase price was approximately $3,900,000 in cash, including acquisition fees, 112,500 shares of the Company's common stock and a warrant to purchase 50,000 additional shares of stock at $2.50 per share. Under certain conditions the Company may be required to repurchase 100,000 shares at $5.00 per share in five years. Additionally, the agreement also provides for maximum contingent payments of $4,000,000 over the next five years based on the Company's consolidated future operations. The acquisition was accounted for as a purchase and gave rise to $832,000 of cost in excess of net assets acquired. Substantial difficulties were encountered in implementing the acquisition. The Company phased out the ladies apparel division and was not successful in expanding its business with Dobie's former customers. In November 1995, based on an evaluation of Dobie's projected future operations, management wrote-off the cost in excess of net assets acquired.

13.     SUBSEQUENT EVENTS

        During the year ended November 30, 1995, the Company incurred losses of $4,278,600 and was unable to comply with certain covenants of its existing debt agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

        Subsequent to March 19, 1996, the Company obtained debtor-in- possession financing with its existing lenders to expire in December 1996. On September 19, 1996, the Company obtained debtor-in-possession financing ("DIP Facility") which expires in September 1998 and has therefore been able to continue operations as a debtor-in-possession. This facility replaced the credit facility which was due to expire in December 1996. The DIP Facility provided for a $15,000,000 revolving credit line of which $5,650,000 is available for letters of credit. Advances under the revolver bore interest at prime plus 1%. The advances were based on 85% of eligible accounts receivable plus 50% of eligible inventory and were collateralized by substantially all of the Company's assets. The debt agreement contained restrictive covenants relating to the pledging of assets, borrowed funds, additional indebtedness, sale of assets, mergers and payment of dividends. In addition, the Company was required to comply with certain financial covenants.

        The Company took the following actions, among others, to reorganize the Company's business and enable it to emerge from bankruptcy.

        An approximately 200,000 square foot leased facility in Scottsboro, Alabama used for finishing, warehousing, distribution and office space has been closed. A 65,300 square foot leased facility in Springdale, North Carolina, used for sewing, finishing, warehouse and distribution was closed. A 15,000 square foot owned facility in Stevenson, Alabama used for sewing has been closed and is being held for sale. Many of the operations previously conducted at Scottsboro, Springdale and Stevenson have been consolidated at the Company's remaining facilities in Pisgah, Alabama or New York City and many of the operations previously conducted in those facilities and in Pisgah are or will be subcontracted out to unaffiliated manufacturers.

        The Company moved its executive offices and showrooms from the 34,500 square foot space located at One Penn Plaza, New York, New York, leased at an annual cost ranging from $766,000 to $932,000 to a 15,700 square foot space at 1333 Broadway, New York, New York, leased at an annual cost ranging from $224,000 to $267,000. As a result of this move the Company wrote off approximately $615,000 of leasehold improvements. The new lease expires in 2001.

        Historically, the Company's products were manufactured in girls; sizes infant through 14 and boys' sizes infant through 20. The Company discontinued its big boys division leaving it with girl sizes infant through 14 and boys sizes infant through toddler. Approximately six personnel previously employed by the Company whose focus was exclusively on the import business have been terminated.

        Subsequent to the bankruptcy filing, the Company significantly reduced its workforce.

        The Company is endeavoring to sell its non-core assets, consisting primarily of manufacturing equipment and discontinued manufacturing facilities.

        Senior management has been reorganized, William L. Cohen continues as Chairman and Chief Executive Officer and Alan Kanis as Chief Financial Officer, Stephen L. Fenyves, Senior Vice President, previously in charge of Administration, has had his duties expanded to include administration, manufacturing and sourcing.

        Management continues to challenge its existing overhead structure and is working with outside consultants to implement additional overhead reductions and operating efficiencies.

        Pre-petition liabilities are subject to being paid or compromised under a plan of reorganization to be voted upon by all impaired classes of creditors and approved by the Bankruptcy Court. Pre-petition liabilities as of November 30, 1995 outstanding prior to the March 19, 1996 filing are $4,001,600.

        On February 28, 1997, the Company filed its Plan of Reorganization under Chapter 11 of the Bankruptcy Code. The Plan, among other things, classifies the claims in categories for payment. The priority and convenience class claims (under $2,000) are to be paid immediately. The general unsecured claims are to be paid 100% of their claim with interest at 6% per annum, payable in quarterly installments of principal and interest commencing on June 30, 1997 based on a ten-year amortization schedule with the balance payable on the fifth anniversary. The Company has also received a commitment for exit financing.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts that might be necessary should the Company be unable to continue as a going concern. The following liabilities outstanding as of November 30, 1995 and still outstanding on March 19, 1996 have been reclassified to "Liabilities Subject To Compromise" in the accompanying consolidated balance sheet as of November 30, 1995.

        Accounts payable                                $   72,100
        Accrued expenses and other
          current liabilities (Note 6)                     673,900
        Long-term debt and obligations
          under capital leases (Note 5)                  3,255,600
                                                        ----------
                                                        $4,001,600
                                                        ==========

        Due to the filing for protection under Chapter 11 of the Bankruptcy Court, the Company incurred expenses relating to the hiring of professionals, and facility closing costs for the year ended November 30, 1996 as follows:

        Professional fees                                $2,447,700
        Write off of property and
          equipment relating to
          facility closings                               1,542,300
        Moving expenses                                     365,600
        Severance pay                                       274,900
        Lease rejection claim                             1,000,000
        Employment agreement claims                         458,300
        Various other                                       286,100
                                                         ----------
                                                         $6,374,900
                                                         ==========

        On May 12, 1997, the Company emerged from Chapter 11 and entered into a new financing agreement with CIT/Group Commercial Services, Inc. for a two year $10.5 million revolving credit facility. This facility replaces the DIP financing facilities discussed above.

14.     QUARTERLY DATA (UNAUDITED)

        Selected quarterly operating data is as follows (in thousands of dollars, except per share amounts):


                                                           Net
                              Net         Gross           (Loss)      Per Share
    Quarter Ended            Sales        Profit          Income     Information
    -------------            -----        ------          ------     -----------
       1995
       ----
February                    $15,016        $2,738          $(367)       $(.08)
May                          18,751         3,602           (231)        (.05)
August                       24,616         3,308           (486)        (.11)
November                     22,169           323         (3,195)        (.72)
                           --------      --------       --------       --------
                            $80,552        $9,971        $(4,279)       $(.96)
                           ========      ========       ========       ========

      1994
      ----
February                    $11,227        $2,100          $(772)       $(.18)
May                          15,724         3,587             15           --
August                       18,988         2,681           (393)        (.09)
November                     27,828         5,261          1,275          .30
                           --------      --------       --------       --------
                            $73,767       $13,629          $ 125         $.03
                           ========      ========       ========       ========


                                                                     Schedule II

ANDOVER TOGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS


Column A                                             Column B              Column C                       Column D         Column E
--------                                             --------              --------                       --------        --------

                                                                             Additions
                                                                     -------------------------
                                                                        (1)           (2)
                                                    Balance at         Charged to    Charged to                            Balance
                                                    Beginning          Costs and     Other Accounts     Deductions          at End
                                                    of Period          Expenses      Describe           Describe          of Period
                                                    ---------          ---------     -------------      ----------       ----------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:

Year ended
   November 30, 1995                                 $  43,200         $  266,800         $            $                    $310,000
                                                     =========         ==========         ========     =========            ========
Year ended
   November 30, 1994                                 $  72,400         $                  $            $  29,200(A)         $ 43,200
                                                     =========         ==========         ========     =========            ========
Year ended
   November 30, 1993                                 $ 115,000         $                  $            $  42,600(A)         $ 72,400
                                                     =========         ==========         ========     =========            ========


(A)     Write-off of uncollectible accounts.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 1997

                                        ANDOVER TOGS, INC.


                                        By: /s/ William L. Cohen
                                            ----------------------
                                        William L. Cohen, Chairman
                                        of the Board, President and
                                        Chief Executive Officer

                                        By: /s/ Alan Kanis
                                           ------------------------
                                        Alan Kanis, Treasurer, Chief Financial
                                        and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                            Title                                 Date
     ---------                            -----                                 -----
/s/ George S. Blumenthal               Director                           August 15,  1997
----------------------------------
George S. Blumenthal

/s/ Peter A. Cohen                     Director                           August 15, 1997
----------------------------------
Peter A. Cohen

/s/ William L. Cohen                   Director, Chairman of the          August 15, 1997
----------------------------------     Board President and
William L. Cohen                       Chief Executive Officer


/s/ Donald D. Shack                    Director and Secretary             August 15, 1997
----------------------------------
Donald D. Shack

/s/ Monte Wolfson                      Director                           August 15, 1997
----------------------------------
Monte Wolfson


                                  EXHIBIT INDEX

Exhibit No.           Description

23.1                  Consent of Deloitte & Touche LLP.

27.1                  Financial Data Schedule.