Form 10-K
period 1996-11-30
ANDOVER TOGS INC
filed 1997-08-19
CIK 793029

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

         For the Fiscal Year Ended                Commission File No. 0-14674
             November 30, 1996

                               ANDOVER TOGS, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                13-5677957
         (State or other jurisdic-                      (IRS Employer
         tion of incorporation or                   Identification Number)
               organization)

        1333 Broadway, New York, New York                  10018
     (Address of Principal Executive Offices)           (Zip Code)

       Registrant's telephone number, including area code: (212) 244-0700

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
       Title of Each Class                        on Which Registered
       -------------------                         -------------------
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

Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of sales:



                                                                    Fiscal Year Ended November 30,
                                                    ------------------------------------------------------------
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
                                                   =====              =====              =====             =====


1996 VS. 1995

               Sales for the 1996 fiscal year were $43,057,300 as compared to $80,552,300 in fiscal 1995, a decrease of $37,495,000 or 46.5%. The decrease is attributable to a number of factors. The Company discontinued its import and big boys divisions, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued its import business because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's credibility, and the Company therefore lost programs for merchandise manufactured domestically and in the Dominican Republic. The Company sustained large sales and markdown allowances attributable to the Dobie division which was phased out and discontinued in 1995. Import division sales decreased approximately $6,650,000 in 1996 compared to 1995. Dobie and big boys division sales decreased $9,400,000 and $7,900,000, respectively, in 1996 compared to 1995. The remaining decrease represents the deterioration of the Company's customer base as many customers lost confidence in the Company's ability to deliver goods due to the bankruptcy proceedings.

               The Company's gross profit as a percentage of net sales increased to 13.2% from 12.4% in 1995. Margin erosion over the past two years has been attributable to sales and markdown allowances to close out inventory, discontinued divisions and inefficient manufacturing facilities. The Company attempted to combat further margin erosion by the termination of employees and the closing of inefficient facilities.

               Selling, general and administrative expenses decreased $5,490,400 to $8,128,900 in 1996 from $13,619,300 in 1995. As a percentage of net sales, the expenses increased from 16.9% to 18.9%. The Company reduced its salaries and related fringe benefits by approximately $3,409,000. The Company reduced outside design expense by approximately $334,000, and related selling and shipping expenses including travel and entertainment in the amount of approximately $809,000. Rent and utilities decreased by approximately $463,000. The provision for doubtful accounts decreased by approximately $247,000. The increase in expenses as a percentage of net sales is indicative of the severe reduction in sales volume.

               The write off of cost in excess of net assets acquired of $832,400 in fiscal 1995 pertain to the Dobie acquisition.

               Restructuring costs relate to the bankruptcy proceedings (See "Item 1. Business -- Proceedings in Bankruptcy").

               Interest expense decreased $443,100 to $992,200 in 1996 from $1,435,300 in 1995. The decrease was due to the payment of all bank debt in fiscal 1996 and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro facility. Interest expense in fiscal 1996 included $385,000 of facility fees relating to the various financings. There were no facility fees included in fiscal 1995.

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

                           SUMMARY COMPENSATION TABLE


                                                                                              LONG-TERM
                                                  ANNUAL COMPENSATION                        COMPENSATION
                                                  -------------------                        ------------
NAME & PRINCIPAL POSITION                        YEAR         SALARY(a)        BONUS        OPTIONS AWARDED
-------------------------                        ----         --------         -----        ---------------
William L. Cohen,                                1996        $433,077(b)            --              --
     Chairman of the Board, President            1995         500,000               --            20,000
     and Chief Executive Officer                 1994         500,000               --  (b)         --
                                                 1993         500,000           $ 22,705            --


Stephen Fenyves,                                 1996        $175,000               --              --
     Senior Vice President -                     1995         179,609           $ 30,000          10,000
     Administration and Operations               1994         168,846             40,000            --
                                                 1993         159,039             40,000            --


Alan Kanis,                                      1996        $166,000               --              --
     Treasurer and Chief Financial and           1995         169,680             35,000          15,000
     Chief Accounting Officer                    1994         163,269             35,000            --
                                                 1993         150,000             15,000            --


Stanley F. Schmoller,                            1996        $132,807               --              --
     Vice President - Manufacturing              1995         138,540            $25,000          10,000
                                                 1994         131,200             25,000            --
                                                 1993         130,739             50,000            --

Harold Drachman,                                 1996        $150,384(c)            --              --
     Vice President - Sales                      1995         150,000               --             4,000
                                                 1994         150,000               --              --
                                                 1993         150,000             20,000            --

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



              OPTION GRANTS IN FISCAL YEAR ENDED NOVEMBER 30, 1995



                               INDIVIDUAL GRANTS
                                                                                POTENTIAL REALIZABLE VALUE AT
                                       PERCENT OF TOTAL                           ASSUMED ANNUAL RATES OF
                                       OPTIONS GRANTED  EXERCISE                  STOCK PRICE APPRECIATION FOR
                           OPTIONS     TO EMPLOYEES IN   PRICE      EXPIRATION         OPTION TERM (a)
         NAME              GRANTED (#)       1995       ($/SHARE)      DATE           5% ($)      10% ($)
        ------           -----------        ------      ---------     ------       ---------------------------
William L. Cohen             20,000           14.4%      1.875       2/9/00          $10,361      $22,894
Harold Drachman               4,000            2.9%      1.875       2/9/00            2,072        4,579
Steven Fenyves               10,000            7.2%      1.875       2/9/00            5,180       11,447
Alan Kanis                   15,000           10.8%      1.875       2/9/00            7,770       17,171
Stanley F. Schmoller         10,000            7.2%      1.875       2/9/00            5,180       11,447

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

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------        -----------------------------------------------------------------
(a)  (1)       Financial Statements.  The following consolidated financial statements of Andover
               Togs, Inc. and its subsidiaries are included herein.

               Report of Independent Accountants                                     F-1

               Independent Auditors' Report                                          F-2

               Consolidated Balance Sheets -
                  As at November 30, 1996 and 1995                                   F-3

               Consolidated Statements of Operations -
                  Years ended November 30, 1996, 1995 and 1994                       F-4

               Consolidated Statements of Stockholders' Equity -
                  Years ended November 30, 1996, 1995 and 1994                       F-5

               Consolidated Statements of Cash Flows -
                  Years ended November 30, 1996, 1995 and 1994                       F-6

               Notes To Consolidated Financial Statements                            F-8

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

    23.1      Consent of Mahoney Cohen & Company, CPA, P.C.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
  Andover Togs, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Andover Togs, Inc. and Subsidiaries as of November 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andover Togs, Inc. and Subsidiaries as of November 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/MAHONEY COHEN & COMPANY, CPA, P.C.



April 4, 1997, except for Note 17
  as to which the date is May 12, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Andover Togs, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Andover Togs, Inc. and subsidiaries as of November 30, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1995. Our audit also included the financial statement schedule listed in the index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements and financial statement schedule present fairly, in all material respects, the financial position of Andover Togs, Inc. and subsidiaries at November 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
New York, New York

February 9, 1996
(March 29, 1996 as to Note 8(a)
May 3, 1996 as to Note 6
September 19, 1996 as to Note 5
December 19, 1996 as to Note 8(c)
February 4, 1997 as to Note 8(b)
February 28, 1997 as to Note 2
May 12, 1997 as to Note 17)

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------




ASSETS (Note 5)                                          1996              1995
---------------                                          ----              ----

CURRENT ASSETS:
  Cash                                                $  4,864,900    $    862,500
  Accounts receivable, net of allowance
  for doubtful accounts of $300,000 in 1996
  and $310,000 in 1995                                   2,870,300       9,696,200
  Inventories (Note 3)                                   3,617,200      13,290,800
  Assets held for sale (Notes 7 and 8)                   2,803,700            --
  Refundable income taxes                                     --           919,700
  Other current assets                                     240,800         257,700
                                                      ------------    ------------
          Total current assets                          14,396,900      25,026,900

PROPERTY, PLANT AND EQUIPMENT -
  Net (Notes 4 and 8)                                    3,158,300       8,229,100

RESTRICTED FUNDS                                              --           360,000

OTHER ASSETS                                               134,000         365,200
                                                      ------------    ------------
TOTAL ASSETS                                          $ 17,689,200    $ 33,981,200
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable - bank (Note 6)                       $       --      $  6,200,000
  Accounts payable                                         861,500       4,612,300
  Accrued expenses and other current liabilities
   (Note 9)                                              2,481,800       2,034,100
  Current portion of long-term debt and liabilities
    subject to compromise (Notes 2 and 8)                4,530,300       2,019,300
                                                      ------------    ------------
          Total current liabilities                      7,873,600      14,865,700

OTHER LIABILITIES                                          128,800         142,300

LONG TERM DEBT AND LIABILITIES SUBJECT
  TO COMPROMISE (Notes 2 and 8)                          4,527,100       4,001,600
                                                      ------------    ------------
                                                        12,529,500      19,009,600
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 13 and 14):
  Common stock, $.10 par value per share
    authorized 7,500,000 shares;
    issued 4,655,490 in 1996 and 1995                      465,500         465,500
  Additional paid-in capital                            11,154,200      11,154,200
  Retained earnings (accumulated deficit)               (5,819,600)      3,992,300
  Less treasury shares, at cost (184,675 shares
    in 1996 and 1995)                                     (640,400)       (640,400)
                                                      ------------    ------------
                                                         5,159,700      14,971,600
                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 17,689,200    $ 33,981,200
                                                      ============    ============

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                               1996                 1995                  1994
                                               ----                 ----                  ----

NET SALES                                  $ 43,057,300          $ 80,552,300          $ 73,766,700

COST OF GOODS SOLD                           37,363,400            70,581,500            60,137,900
                                           ------------          ------------          ------------
GROSS PROFIT                                  5,693,900             9,970,800            13,628,800

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     8,128,900            13,619,300            12,480,700

RESTRUCTURING COSTS
 (Note 10)                                    6,374,900                  --                    --

WRITE-OFF OF COST IN EXCESS
  OF NET ASSETS ACQUIRED
  (Note 16)                                        --                 832,400                  --
                                           ------------          ------------          ------------
OPERATING (LOSS) INCOME                      (8,809,900)           (4,480,900)            1,148,100

INTEREST EXPENSE, NET OF
 INCOME of $29,000
 IN 1996                                        992,200             1,435,300             1,006,300
                                           ------------          ------------          ------------

(LOSS) INCOME BEFORE INCOME
  TAX PROVISION (BENEFIT)                    (9,802,100)           (5,916,200)              141,800

INCOME TAX PROVISION
(BENEFIT)(Note 11)                                9,800            (1,637,600)               17,300
                                           ------------          ------------          ------------

NET (LOSS) INCOME                          $ (9,811,900)         $ (4,278,600)         $    124,500
                                           ============          ============          ============
NET (LOSS) INCOME PER SHARE                $      (2.19)         $       (.96)         $        .03
                                           ============          ============          ============
WEIGHTED AVERAGE SHARES                       4,470,800             4,435,400             4,358,300
                                           ============          ============          ============


See notes to consolidated financial statements

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                               Retained
                                        Common Stock                           Earnings          Treasury Stock
                                   --------------------        Paid-in        (Accumulated    --------------------
                                   Shares        Amount        Capital          Deficit)      Shares        Amount        Total
                                   ------        ------      -----------     ------------     ------        ------        -----
BALANCE, DECEMBER 1, 1993          4,542,990    $   454,300    $10,870,400   $ 8,146,400        184,675   $  (640,400)  $18,830,700
  Net income                                                                     124,500                                    124,500
                                 -----------    -----------    -----------   -----------    -----------   -----------   -----------
BALANCE, NOVEMBER 30, 1994         4,542,990        454,300     10,870,400     8,270,900        184,675      (640,400)   18,955,200

  Issuance of stock in
  connection with                    112,500         11,200        283,800                                                  295,000
  acquisition (Note 16)

  Net loss                                                                    (4,278,600)                                (4,278,600)
                                 -----------    -----------    -----------   -----------    -----------   -----------   -----------
BALANCE, NOVEMBER 30, 1995         4,655,490        465,500     11,154,200     3,992,300        184,675      (640,400)   14,971,600
  Net loss                                                                    (9,811,900)                                (9,811,900)
                                 -----------    -----------    -----------   -----------    -----------   -----------   -----------
BALANCE, NOVEMBER 30, 1996         4,655,490    $   465,500    $11,154,200   $(5,819,600)       184,675   $  (640,400)  $ 5,159,700
                                 ===========    ===========    ===========   ===========    ===========   ===========   ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

                                                           1996                     1995                     1994
                                                           ----                     ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                     $ (9,811,900)           $ (4,278,600)           $    124,500
  Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities:

    Depreciation and amortization                          1,194,500               1,318,600               1,365,000
    Write down of net fixed assets
     to restructuring cost                                 1,542,300                    --                      --
  Write off of cost in excess of
    net assets acquired                                         --                   832,000                    --
  Deferred income taxes                                         --                  (777,400)                (79,100)
  Changes in operating assets and
    liabilities net of acquisition:

     Accounts receivable                                   6,825,900               2,962,500              (1,985,200)
     Inventories                                           9,673,600               3,982,000              (2,759,300)
     Refundable income taxes                                 914,900                (919,700)                   --
     Other assets                                            252,900                (119,500)                552,600
     Accounts payable                                     (3,750,800)                 52,300                 655,800
     Liabilities subject to compromise                     5,003,500                    --                      --
     Accrued expenses and
       other liabilities                                     434,200                (259,700)               (171,800)
                                                        ------------            ------------            ------------

          Net cash provided by (used
           in) operating activities                       12,279,100               2,792,500              (2,297,500)
                                                        ------------            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisition of business                           --                (3,938,000)                   --
  Capital expenditures - net                                (109,700)               (893,300)               (365,700)
                                                        ------------            ------------            ------------
          Net cash used in investing
           activities                                       (109,700)             (4,831,300)               (365,700)
                                                        ------------            ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from
    notes payable - bank                                  (6,200,000)              3,800,000               2,400,000
  Increase in long-term borrowings                              --                      --                   250,000
  Repayments of long-term debt                            (1,967,000)             (1,482,600)             (1,497,500)
                                                        ------------            ------------            ------------
          Net cash provided by (used
           in) financing activities                       (8,167,000)              2,317,400               1,152,500
                                                        ------------            ------------            ------------
NET INCREASE (DECREASE) IN CASH                            4,002,400                 278,600              (1,510,700)

CASH, BEGINNING OF YEAR                                      862,500                 583,900               2,094,600
                                                        ------------            ------------            ------------
CASH, END OF YEAR                                       $  4,864,900            $    862,500            $    583,900
                                                        ============            ============            ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                            $  1,054,800            $  1,406,500            $    907,800
                                                        ============            ============            ============
    Income taxes                                        $     12,300            $    176,400            $    104,800
                                                        ============            ============            ============


                                                 (continued)

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

                                                   1996         1995      1994
                                                   ----         ----      ----

The following liabilities which were
outstanding at November 30, 1995 and
still outstanding on March 19, 1996
have been reclassified to "liabilities
subject to compromise":

  Accounts payable                              $     --     $   72,100   $ --
  Accrued expenses and other current
   liabilities                                        --        673,900     --
  Long term debt and obligations under
   capital leases                                     --      3,255,600     --
                                                ----------   ----------   ------
                                                $     --     $4,001,600   $ --
                                                ==========   ==========   ======
SCHEDULE OF NON CASH INVESTING ACTIVITIES:

  Acquisition of business:
   Fair value of assets acquired                $     --     $4,233,000   $ --
   Common stock issued                                --        295,000     --
                                                ----------   ----------   ------
          Total cash paid                       $     --     $3,938,000   $ --
                                                ==========   ==========   ======


 See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
--------------------------------------------------------------------------------
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL - Andover Togs, Inc. (the "Company") is engaged in the design, manufacture, import and sale of active sportswear primarily for infants, toddlers, and children, principally to national retail stores.

       The Company is headquartered in New York with manufacturing facilities located in Alabama, North Carolina and the Dominican Republic. The North Carolina facility closed in November 1996.

       Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Springdale Fashions, Inc., Tortoni Manufacturing Corporation, and Stonehenge Financial Corporation. All material intercompany profits, transactions and balances have been eliminated.

       Fair Value of Financial Instruments - For financial instruments including cash, accounts receivable and payable and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The carrying amount of long-term debt, which bears interest at floating rates, also approximates fair value. Based on the borrowing rates currently available to the Company the estimated fair value of liabilities subject to compromise is approximately $3,800,000 as of November 30, 1996.

       Concentration of Credit Risk- Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and cash. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal trade losses. In years prior to 1995, the Company maintained credit insurance on a portion of its receivable balances. At November 30, 1996 and 1995, approximately 80% and 69%, respectively, of the Company's net accounts receivable balances were due from three national retail customers. Sales to these three entities comprised approximately 36%, 29%, and 13%, respectively, of net sales for the year ended November 30, 1996, and approximately 30%, 29%, and 10%, of net sales for the year ended November 30, 1995. The Company maintains cash balances at various banks earning interest. Accounts at banks are insured up to certain limits. The Company does not anticipate any losses with respect to cash.

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

       Net (loss) income per share - Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. For fiscal 1996 and 1995, outstanding stock options are not included in the calculation as the effect would have been anti-dilutive.

       Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The impact of adopting this statement is discussed in Note 7.

       Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                        Years
                                                        -----
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

        Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock- based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and pro forma earnings per share as if the company had applied the new method of accounting. The new standard also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

        The accounting requirements of the new method are effective for all transactions entered into during the fiscal year of adoption. The Company has elected to adopt the disclosure only provision of SFAS No. 123 and will continue with APB No. 25 to account for stock options. There were no employee stock options granted for fiscal 1996.

2.      CHAPTER 11 FILING

        During the year ended November 30, 1995, the Company incurred net losses of $4,278,600 and was unable to comply with certain covenants of its existing debt agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

        Subsequent to March 19, 1996, the Company obtained debtor-in- possession financing with its existing lenders to expire in December 1996. On September 19, 1996 the Company obtained debtor-in-possession financing ("DIP Facility") which expires in September 1998 and has therefore been able to continue operations as a debtor-in-possession (see Note 5).

        The Company has taken the following actions, among others, to reorganize the Company's business and enable it to emerge from bankruptcy.

        An approximately 200,000 square foot leased facility in Scottsboro, Alabama used for finishing, warehousing, distribution and office space has been closed (see Note 7). A 65,300 square foot leased facility in Springdale, North Carolina, used for sewing, finishing, warehouse and distribution was closed on December 4, 1996. A 15,000 square foot owned facility in Stevenson, Alabama used for sewing has been closed and is being held for sale (see Note 7). Many of the operations previously conducted at Scottsboro, Springdale and Stevenson have been consolidated at the Company's remaining facilities in Pisgah, Alabama or New York City and many of the operations previously conducted in those facilities and in Pisgah are or will be subcontracted out to unaffiliated manufacturers.

        The Company moved its executive offices and showrooms from the 34,500 square foot space located at One Penn Plaza, New York, New York, leased at an annual cost ranging from $766,000 to $932,000 to a 15,700 square foot space at 1333 Broadway, New York, New York, leased at an annual cost ranging from $224,000 to $267,000 (see Note 12). As a result of this move the Company wrote off approximately $615,000 of leasehold improvements. The new lease expires in 2001.

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

        Prior to the bankruptcy filing, the Company had 1155 employees. As of November 30, 1996, approximately 600 have been laid off. It is anticipated that additional reductions in work force will be accomplished. Through November 30, 1996 severance pay associated with these terminations approximated $275,000.

        The Company is endeavoring to sell its non-core assets, consisting primarily of manufacturing equipment and discontinued manufacturing facilities (see Note 7).

        Senior management has been reorganized, William L. Cohen continues as Chairman and Chief Executive Officer and Alan Kanis as Chief Financial Officer, Stephen L. Fenyves, Senior Vice President, previously in charge of Administration, has had his duties expanded to include administration, manufacturing and sourcing.

        Management continues to review its existing overhead structure and is working with outside consultants to implement additional overhead reductions and operating efficiencies.

        Pre-petition liabilities are subject to being paid or compromised under a plan of reorganization to be voted upon by all impaired classes of creditors and approved by the Bankruptcy Court. Pre-petition liabilities as of November 30, 1996, and 1995 outstanding at November 30, 1995 prior to the March 19, 1996 filing are $9,057,400 and $6,020,900, respectively.

        On February 28, 1997, the Company filed its Plan of Reorganization under Chapter 11 of the Bankruptcy Code. The Plan, among other things, classifies the claims in categories for payment. The priority and convenience class claims (under $2,000) are to be paid immediately. The general unsecured claims are to be paid 100% of their claim with interest at 6% per annum, payable in quarterly installments of principal and interest commencing on June 30, 1997 based on a ten-year amortization schedule with the balance payable on the fifth anniversary. The Company has also received a commitment for exit financing (see Note
        17).

3.      INVENTORIES

                                                               November 30,
                                                        --------------------------
                                                             1996          1995
                                                             ----          ----
         Raw materials                                   $   764,800   $ 2,995,000
         Work-in-process                                     911,400     3,252,800
         Finished goods                                    1,941,000     7,043,000
                                                         -----------   -----------
                                                         $ 3,617,200   $13,290,800
                                                         ===========   ===========

4.      PROPERTY, PLANT AND EQUIPMENT

                                                               November 30,
                                                         -------------------------
                                                             1996          1995
                                                             ----          ----
        Land                                             $    14,100   $    14,100
        Buildings                                          3,348,200     6,272,400
        Leasehold improvements                               350,100     2,595,300
        Machinery and equipment                            5,321,100    11,615,800
                                                         -----------   -----------
                                                           9,033,500    20,497,600
        Less accumulated depreciation
         and amortization                                  5,875,200    12,268,500
                                                         -----------   -----------
                                                         $ 3,158,300   $ 8,229,100
                                                         ===========   ===========



5.      DEBTOR IN POSSESSION FACILITY

        On September 19, 1996 the Company obtained debtor-in-possession financing ("DIP Facility") which expires in September 1998 and has therefore been able to continue operations as a debtor-in-possession. The DIP Facility provided for a $15,000,000 revolving credit line of which $5,650,000 is available for letters of credit. Advances under the revolver bore interest at prime plus 1%. The advances were based on 85% of eligible accounts receivable plus 50% of eligible inventory and were collateralized by substantially all of the Company's assets. The debt agreement contained restrictive covenants relating to the pledging of assets, borrowed funds, additional indebtedness, sale of assets, mergers and payment of dividends. In addition, the Company was required to comply with certain financial covenants (see Note 17).

6.      NOTES PAYABLE - BANK

        Effective May 31, 1995, the company had a credit agreement which provided for a $22,216,000 line of credit and a $7,400,000 letter of credit facility, subject to a maximum aggregate borrowings of $26,000,000. The outstanding balance as of November 30, 1995 plus additional borrowings through March 19, 1996, were repaid on May 3, 1996.

7.      ASSETS HELD FOR SALE

        Assets held for sale represents property, plant and equipment segregated and held for sale. Included in this amount is approximately $2,620,700 of property, plant, equipment and restricted cash relating to the Industrial Revenue Bond at Scottsboro, Alabama. In February 1997, these assets were exchanged in connection with the release of claims amounting to $3,055,000 pertaining to the Scottsboro facility (see Note 8b). The remaining assets, amounting to $183,000, represents assets at other closed facilities at November 30, 1996 which have been adjusted by approximately $54,500 representing an impairment.

8.      LONG-TERM DEBT AND LIABILITIES SUBJECT TO COMPROMISE

                                                                       November 30,
                                                             -----------------------------
                                                                1996               1995
                                                                ----               ----
        Term note - bank (a)                                 $    --           $ 1,750,000
        Obligation under capital lease (b)                    3,055,000          3,055,000
        Obligation under capital lease (c)                       47,800            239,100
        Liabilities subject to compromise (d)                 5,749,500            746,000
        Other                                                   205,100            230,800
                                                             ----------        -----------
                                                              9,057,400          6,020,900

        Less current portion                                  4,530,300          2,019,300
                                                             ----------        -----------
                                                             $4,527,100        $ 4,001,600
                                                             ==========        ===========

        (a) Effective May 31, 1994, the Company and its lenders amended its revolving credit facility which contained revised financial covenants and extended the maturity date of the term loan to be paid in quarterly installments through August 31, 1997. The term note was paid on March 29, 1996.

        (b) During 1989, a municipality issued an Industrial Revenue Bond in the principal amount of $3,600,000, the proceeds of which were used to finance the construction of a 200,000 square foot manufacturing and distribution facility. This transaction has been accounted for as a capital lease. The bond was payable in annual installments of varying amounts through April, 2004. Interest was payable semiannually at 9-7/8% per annum. The bonds were collateralized by the building, equipment and restricted cash with a net carrying value of $2,620,700 at November 30, 1996. As of February 4, 1997 this obligation was deemed satisfied and the Company was released in connection of any claim to the Scottsboro facility (see Note 7).

        (c) During fiscal 1985, a municipality issued an Industrial Revenue Bond for $2,200,000 for the construction of a distribution center. This transaction has been accounted for as a capital lease. The bond was payable in quarterly installments of approximately $47,800 through December 1996, plus interest at 72% of prime. The bond was collateralized by building and equipment with a net carrying value of $811,400 at November 30, 1996. Final payment of the bond was made on December 19, 1996.

        (d) On March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note 2). As a result of the filing the Company recorded all liabilities prior to the filing date as subject to compromise. The current portion of this debt was set up based on the Company's Plan of Reorganization (see
              Note 2).

        At November 30, 1996, original repayments terms for the principal portion of long-term debt and liabilities subject to compromise were as follows:

                                           Year                   Amount
                                           ----                   ------
                                           1997               $4,530,300
                                           1998                  504,300
                                           1999                  508,300
                                           2000                  512,700
                                           2001                  486,700
                                    Thereafter                 2,515,100
                                                               ---------
                                                              $9,057,400
                                                              ==========

9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                                      November 30,
                                                         ------------------------------
                                                            1996                  1995
                                                            ----                  ----
        Accrued payroll                                  $  319,800          $  842,700
        Accrued professional fees                         1,384,100             189,400
        Other                                               777,900           1,002,000
                                                         ----------          ----------
                                                         $2,481,800          $2,034,100
                                                         ==========          ==========

10.  RESTRUCTURING COSTS -

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
                                                         ----------
                                                         $6,374,900
                                                         ==========


11.  INCOME TAXES

   The income tax provision (benefit) consists of the following:


                                              Year Ended November 30,
                                  ----------------------------------------------
                                      1996             1995            1994
                                      ----             ----            ----
Current:
  Federal                         $      --        $  (868,600)     $   (38,200)
  State and local                       9,800            8,400          134,600
                                  -----------      -----------      -----------
         Total Current                  9,800         (860,200)          96,400

Deferred                                 --           (777,400)         (79,100)
                                  -----------      -----------      -----------
                                  $     9,800      $(1,637,600)     $    17,300
                                  ===========      ===========      ===========


The (benefit) provision for income taxes differs from amounts computed at statutory rates as follows:


                                                               Year Ended November 30,
                                                  -------------------------------------------------
                                                      1996             1995              1994
                                                      ----             ----              ----
        Federal income taxes at
          statutory rates                         $(3,332,700)       $(2,011,500)      $    48,200
        Increase (decrease)
          resulting from:
        Valuation allowance                         3,332,700            352,500              --
        State and local taxes,
          net of Federal income
          tax benefit                                    --               30,100            88,700
        Reversal of prior years'
          under (over) provision                         --                8,000           (92,200)
        Effect of adoption of
          SFAS No.109                                    --                 --             (46,500)
        Other                                           9,800            (16,700)           19,100
                                                  -----------        -----------       -----------
                                                  $     9,800        $(1,637,600)      $    17,300
                                                  ===========        ===========       ===========


The tax effects of significant items comprising the Company's net deferred taxes as of November 30, 1996 and 1995 are as follows:


                                                November 30,   November 30,
                                                   1996           1995
                                                   ----           ----
     Deferred tax liabilities:
     Difference between book and tax,
        basis of property                       $   588,800    $   870,100
                                                -----------    -----------

     Deferred tax assets:
     Expenses capitalized into inventory        $    42,900    $   157,000
     Expenses not currently deductible              612,200         46,300
     Reserves not currently deductible              166,200        118,400
     Recapture of alternative minimum tax              --           63,300
     Net operating loss                           3,822,900        893,300
     Other                                           19,200         54,400
                                                -----------    -----------
                                                $ 4,663,400    $ 1,332,700
                                                -----------    -----------
     Net deferred tax asset                     $ 4,074,600    $   462,600
     Less valuation allowance                    (4,074,600)      (462,600)
                                                -----------    -----------
     Net deferred tax                           $      --      $      --
                                                ===========    ===========

At November 30, 1996, the Company has a federal net operating loss carryforward for income tax purposes of approximately $9,984,000, which will expire through 2011.

12.  COMMITMENTS AND CONTINGENCIES

       a. Effective September 15, 1996, the Company negotiated a lease for its executive office and showroom located in New York. The new lease expires on December 31, 2001, and provides for minimum annual rental payments ranging from approximately $224,000 to $267,000. The Company leases various warehousing, manufacturing and office facilities and equipment under operating leases. Future minimum rental payments under these leases as of November 30, 1996 are as follows:

                                           Year                   Amount
                                           ----                   -------
                                           1997                   346,200
                                           1998                   398,000

                                           1999                   379,200
                                           2000                   265,800
                                           2001                   267,100
                                           Thereafter              22,300
                                                               ----------
                                                               $1,678,600
                                                               ==========

             Rental expense was $839,000, $1,350,000 and $1,361,000 for the years ended November 30, 1996, 1995, and 1994, respectively.

       b. At November 30, 1996, the Company was contingently liable for open letters of credit of approximately $157,500.

13.  COMMON STOCK

        Certain related stockholders have entered into a stockholders' agreement which provides that substantially all of their stock be voted jointly by two of these stockholders, grants rights of first refusal regarding sales of stock by another related stockholder, and requires the mandatory purchase of certain shares by them upon death.

14.     STOCK OPTION PLAN

        The Company adopted a new non-qualified and incentive stock option plan in May 1995 (the "1995 Plan") to replace its old non-qualified and incentive stock option plans. The 1995 Plan, provides for options to be granted for the purchase of up to 225,000 shares of common stock at prices not less than 80% for the non-qualified options and 100% for the incentive options of the fair market value of the common stock at the date of the grant. Options granted under the incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code. Once the options expire or terminate for any reason, no new options can be granted under the old plan. As of November 30, 1996, no incentive stock options have been granted.

        A summary of activities for the non-qualified stock options is as follows:

                                                    Number
                                                      of
                                                    Shares     Price per Share
                                                    ------     ----------------

                Options outstanding,
                  December 1, 1993                  337,100    $2.088 - $5.816
                   Granted                           10,000    $2.125
                   Cancelled                       (102,100)   $2.36 -  $4.64
                                                   --------

                Options outstanding,
                  November 30, 1994                 245,000    $2.088 - $5.816
                   Granted                          146,500    $1.875 - $2.50
                   Cancelled                        (28,600)   $2.125 - $4.40
                                                    -------

                Options outstanding,
                  November 30, 1995                 362,900    $1.875 - $5.816
                    Granted                           7,500    $ .875
                    Cancelled                      (249,200)   $1.875 - $5.816
                                                    -------

                Options outstanding,
               November 30, 1996                    121,200    $ .875 - $4.40
                                                    =======
                Exercisable at November 30, 1996     40,600
                                                    =======


        There were 217,500 shares reserved for future grant at November 30, 1996.

        The options expire beginning April 1997 through April 2003.

15.     DEFINED CONTRIBUTION PLAN

        The Company maintains a defined contribution plan subject to Section 401(k) of the Internal Revenue Code. All full-time employees who complete at least one year service and have attained the age of 20-1/2 are eligible to participate. The Company may, at its sole discretion, make certain matching contributions to this plan. The Company made no contributions in 1996, 1995 and 1994.

16.     ACQUISITION

        On February 27, 1995, the Company acquired the inventory, tradenames and customer orders of Dobie Industries, Inc., a manufacturer of children's and women's apparel ("Dobie"). The purchase price was approximately $3,900,000 in cash, including acquisition fees, 112,500 shares of the Company's common stock and a warrant to purchase 50,000 additional shares of stock at $2.50 per share. The acquisition was accounted for as a purchase and gave rise to $832,000 of cost in excess of net assets acquired. In November 1995, based on an evaluation of Dobie's projected future operations, management wrote-off the cost in excess of net assets acquired.

17.     SUBSEQUENT EVENT

        On May 12, 1997, the Company emerged from Chapter 11 and entered into a new financing agreement with CIT/Group Commercial Services, Inc. for a two year $10.5 million revolving credit facility. This agreement replaces the facility discussed in Note 5.

18.     QUARTERLY DATA (UNAUDITED)

        Selected quarterly operating data is as follows (in thousands of dollars, except per share amounts):

                                       Net              Gross            Net              Per Share
    Quarter Ended                      Sales            Profit           Loss             Information
    -------------                      -----            ------           ----             -----------
       1996
       ----
   February                            $12,810          $ 1,386          $(2,033)         $ (.45)

   May                                  13,618            1,191           (2,291)           (.51)

   August                                9,506            1,742           (1,971)           (.44)

   November                              7,123            1,375           (3,517)           (.79)
                                       -------           ------          --------         -------
                                       $43,057          $ 5,694          $(9,812)         $(2.19)
                                       =======          =======          ========         =======


       1995
       ----

   February                            $15,016          $ 2,738          $  (367)         $ (.08)

   May                                  18,751            3,602             (231)           (.05)

   August                               24,616            3,308             (486)           (.11)

                                        22,169              323           (3,195)           (.72)
   November                            -------          -------          --------         -------
                                       $80,552          $ 9,971          $(4,279)         $ (.96)
                                       =======          =======          ========         =======



                                   * * * * * *

                                                                     Schedule II

ANDOVER TOGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

Column A                          Column B                        Column C               Column D           Column E
--------                          --------                        --------               --------           --------

                                                                  Additions
                                                      ---------------------------
                                                          (1)              (2)

                                                                         Charged                            Balance
                                  Balance at          Charged to         to Other                           at End
                                  Beginning           Costs and          Accounts        Deductions           of
                                  of Period           Expenses           Describe        Describe           Period
                                  ---------           ---------          --------        ----------         -------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:

    Year ended
     November 30, 1996            $310,000            $                  $               $10,000(A)         $300,000
                                  ========            ========           =======         =======            ========

    Year ended
     November 30, 1995            $ 43,200            $266,800           $               $                  $310,000
                                  ========            ========           =======         =======            ========

       Year ended
     November 30, 1994            $ 72,400            $                  $               $29,200(A)         $ 43,200
                                  ========            ========           =======         =======            ========


(A)    Write-off of uncollectible accounts.

                                  EXHIBIT INDEX

Exhibit No.           Description

23.1                  Consent of Mahoney Cohen & Company, CPA, P.C.

27.1                  Financial Data Schedule.