Form 10-K/A
period 1996-11-30
ANDOVER TOGS INC
filed 1997-08-21
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                    Documents Incorporated by Reference: None




                                     * * *

                                EXPLANATORY NOTE




               This Amendment to Form 10-K is being filed because the signature page was inadvertently omitted in the original filing.

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
