Form 10-Q
period 1997-08-31
ANDOVER TOGS INC
filed 1997-11-26
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   August 31, 1997
                                 ---------------

                         Commission file number 0-14674


                               ANDOVER TOGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                                            13-5677957
------------------------------                                          ----------------------
(State or other jurisdiction of                                              (IRS Employer
incorporation or organization)                                          Identification Number)


 1333 Broadway, New York, New York                                                    10018
----------------------------------------                                            ----------
(Address of principal executive offices)                                            (Zip Code)


Registrant's telephone number, including area code:  (212) 244-0700
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  X
                                      -----   -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No  X
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of November 25, 1997.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements:

ANDOVER TOGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                August 31,     November 30,
ASSETS                                             1997            1996
                                              ------------     ------------
CURRENT ASSETS:
 Cash                                         $  1,264,000    $  4,865,000
 Accounts receivable - net                       2,350,000       2,870,000
 Inventories (Note 2)                            4,992,000       3,617,000
 Assets held for sale                              203,000       2,804,000
 Other current assets                              166,000         241,000
                                              ------------    ------------
       Total current assets                      8,975,000      14,397,000

PROPERTY, PLANT AND EQUIPMENT -  Net             2,395,000       3,158,000
OTHER ASSETS                                        96,000         134,000
                                              ------------    ------------
TOTAL                                         $ 11,466,000    $ 17,689,000
                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                             $  1,499,000    $    861,000
 Accrued expenses and other current
  liabilities                                    1,834,000       2,482,000
 Current portion of long-term debt (Note 4)        780,000               -
 Liabilities subject to compromise                       -       4,530,000
                                              ------------    ------------
       Total current liabilities                 4,113,000       7,873,000


OTHER LIABILITIES                                  138,000         129,000

LONG TERM DEBT (Note 4)                          4,063,000               -

LIABILITIES SUBJECT TO COMPROMISE                        -       4,527,000
                                              ------------    ------------
     Total liabilities                           8,314,000      12,529,000
                                              ------------    ------------

STOCKHOLDERS' EQUITY:
 Common stock                                      466,000         466,000
 Additional paid-in capital                     11,154,000      11,154,000
 Retained earnings (accumulated deficit)        (7,828,000)     (5,820,000)
 Less treasury stock, at cost                     (640,000)       (640,000)
                                              ------------    ------------
   Total stockholders' equity                    3,152,000       5,160,000
                                              ------------    ------------
TOTAL                                         $ 11,466,000    $ 17,689,000
                                              ============    ============



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED AUGUST 31, 1997 AND 1996
(Unaudited)
--------------------------------------------------------------------------------

                                                 1997            1996
                                                 ----            ----

NET SALES                                    $ 12,117,000    $ 35,934,000


COST OF GOODS SOLD (Note 2)                    10,009,000      31,615,000
                                             ------------    ------------

         GROSS PROFIT                           2,108,000       4,319,000

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                       2,802,000       6,847,000
                                             ------------    ------------

LOSS BEFORE INTEREST AND RESTRUCTURING
 COST                                            (694,000)     (2,528,000)

RESTRUCTURING COST (Note 5)                     1,365,000       2,848,000
                                             ------------    ------------
OPERATING LOSS                                 (2,059,000)     (5,376,000)

INTEREST (INCOME) EXPENSE, NET OF
 INTEREST EXPENSE OF $125,000 IN 1997
 AND INTEREST INCOME OF $5,000 IN 1996            (51,000)        919,000
                                             ------------    ------------
NET LOSS                                     $ (2,008,000)   $ (6,295,000)
                                             ============    ============
LOSS PER SHARE                                  $(.45)          $(1.41)
                                                =====           ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      4,471,000       4,471,000
                                             ============    ============




See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
(Unaudited)
--------------------------------------------------------------------------------

                                                 1997          1996
                                                 ----          ----

NET SALES                                    $ 3,821,000    $ 9,506,000

COST OF GOODS SOLD (Note 2)                    3,194,000      7,764,000
                                             -----------    -----------
         GROSS PROFIT                            627,000      1,742,000


SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                        989,000      1,448,000
                                             -----------    -----------

(LOSS) INCOME BEFORE INTEREST AND
 RESTRUCTURING COST                             (362,000)       294,000

RESTRUCTURING COST (Note 5)                      291,000      2,248,000
                                             -----------    -----------
OPERATING LOSS                                  (653,000)    (1,954,000)

INTEREST EXPENSE, NET OF INTEREST
 INCOME OF $48,000 IN 1997 AND
 $3,000 IN 1996                                   41,000         17,000
                                             -----------    -----------

NET LOSS                                     $  (694,000)   $(1,971,000)
                                             ===========    ===========
LOSS PER SHARE                                  $(.16)         $(.44)
                                                =====          =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     4,471,000      4,471,000
                                             ===========    ===========






See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED AUGUST 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     Treasury Stock
                                                                                     --------------
                                                                 Retained          Shares       Amount         Total
                       Common        Stock         Additional    Earnings          ------       ------         -----
                       --------------------         Paid-in     (Accumulated
                       Shares        Amount         Capital      Deficit)
                       ------        ------        ----------  ------------
NINE MONTHS ENDED
AUGUST 31, 1997

BALANCE
 DECEMBER 1, 1996     4,655,490       $466,000    $11,154,000   $(5,820,000)       184,675     $(640,000)   $ 5,160,000

Net loss                                                         (2,008,000)                                 (2,008,000)
                      ---------       --------    -----------   -----------        -------     ---------    -----------

BALANCE
 AUGUST 31, 1997      4,655,490       $466,000    $11,154,000   $(7,828,000)       184,675     $(640,000)   $ 3,152,000
                      =========       ========    ===========   ===========        =======     =========    ===========

NINE MONTHS ENDED
AUGUST 31, 1996

BALANCE
 DECEMBER 1, 1995     4,655,490       $466,000    $11,154,000   $ 3,992,000        184,675     $(640,000)   $14,972,000

Net loss                                                         (6,295,000)                                 (6,295,000)
                      ---------       --------    -----------   -----------        -------     ---------    -----------

BALANCE
 AUGUST 31, 1996      4,655,490       $466,000    $11,154,000   $(2,303,000)       184,675     $(640,000)   $ 8,677,000
                      =========       ========    ===========   ===========        =======     =========    ===========







See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 1997 AND 1996
(Unaudited)
--------------------------------------------------------------------------------




                                                                              1997                 1996
                                                                              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(2,008,000)          $(6,295,000)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                            432,000               918,000
    Gain on exchange of property,
     plant and equipment                                                    (434,000)                    -
    Write down and sale of fixed assets                                      331,000               630,000
    Settlement of claims                                                     (63,000)                    -
  Changes in assets and liabilities:
    Accounts receivable                                                      520,000             5,726,000
    Inventories                                                           (1,375,000)            8,128,000
    Other assets                                                              93,000             1,010,000
    Accounts payable                                                         638,000            (4,246,000)
    Accrued expenses and other liabilities                                  (639,000)             (142,000)
    Liabilities subject to compromise                                              -             3,744,000
                                                                         -----------           -----------

           Net cash (used in) provided by
              operating activities                                        (2,505,000)            9,473,000
                                                                         ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                             -              (141,000)
                                                                         -------------         ------------

           Net cash used in investing
              activities                                                           -              (141,000)
                                                                         -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in notes payable - bank                                               -            (6,200,000)
  Repayments of long-term debt                                            (1,096,000)           (2,019,000)
                                                                         ------------          ------------


           Net cash used in financing
              activities                                                  (1,096,000)           (8,219,000)
                                                                         ------------          ------------

NET (DECREASE) INCREASE  IN CASH                                          (3,601,000)            1,113,000

CASH, BEGINNING OF PERIOD                                                  4,865,000               862,000
                                                                         -----------           -----------

CASH, END OF PERIOD                                                      $ 1,264,000           $ 1,975,000
                                                                         ===========           ===========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
    Interest                                                             $   108,000           $   838,000
                                                                         ============          ===========

    Income taxes                                                         $    21,000           $    10,000
                                                                         ============          ===========

SCHEDULE OF NON CASH ACTIVITIES:

  Exchange of property, plant and equipment:
    Release of Industrial Revenue Bond                               $ 3,055,000
    Property, plant, equipment and
     restricted cash                                                   2,621,000
                                                                     -----------

          Gain on exchange                                           $   434,000
                                                                     ===========

  Reclassification of liabilities subject to
    compromise to long-term debt and current
    portion of long-term debt                                        $ 4,843,000
                                                                     ===========




See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

      The consolidated financial statements as of August 31, 1997 and for the nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations, and cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

      The results of operations for the period ended August 31, 1997 are not necessarily indicative of the operating results for the full year.

      Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.

2.   INVENTORIES

      Inventories consist of:

                                                August 31,      November 30,
                                                   1997             1996
                                               ------------     ------------
                                               [C]              [C]
             Raw materials                     $   609,000      $   765,000
             Work in process                     1,242,000          911,000
             Finished goods                      3,141,000        1,941,000
                                               -----------      -----------
                                               $ 4,992,000      $ 3,617,000
                                               ===========      ===========


      Inventories and cost of goods sold at August 31, 1997 are determined based upon the estimated gross profit method.

3.      CHAPTER 11

        On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing agreement with CIT/Group Commercial Services, Inc. (The "CIT Facility"). The CIT Facility provides for a $10,500,000 revolving credit line of which $3,000,000 is available for letters of credit. Advances under the revolver bear interest at prime plus .85%. The advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. Under the CIT Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. In addition, the Company is required to comply with certain financial covenants, including minimum levels of EBITDA, working capital, tangible net worth and limits on capital expenditures. As of August 31, 1997 the Company was in violation of certain of the financial covenants, however waivers have been obtained with respect to such violations. In addition, the Company and the lender have amended the financial covenant requirements applicable at November 30, 1997. The Company has not borrowed on the CIT facility.

4.    LONG TERM DEBT

      As of August 31, 1997, long term debt consists of:

        Note payable - unsecured claims (a)               $4,649,000
        First National Bank of Scottsboro, Alabama           194,000
                                                          ----------
                                                           4,843,000

                 Less current portion                        780,000
                                                          ----------
                                                          $4,063,000
                                                          ==========

              (a) On May 12, 1997 (the effective date the Company emerged from bankruptcy), a note was established for allowed and disputed general unsecured claims. Each holder of an allowed claim has received or will receive (i) a pro-rata share of $786,000 being paid in cash by the Company and (ii) a beneficial interest in a note in principal amount equal to the amount by which the sum of all such claims exceeds $786,000 (the "Note"). The Note is payable quarterly, with interest at the rate of 6% per annum on the unpaid balance, commencing on June 30, 1997 based on a ten year amortization schedule with the balance payable on May 12, 2002. The Note also requires prepayments annually commencing in March 1998 in amounts aggregating 50% of the Company's excess cash flow (as defined) for the preceding fiscal year. The Note is secured by a second lien on the same assets which secure the CIT Facility.

                      On May 12, 1997, the note was issued in the principal amount of $3,316,000. On that date, there were also approximately $1,783,000 of disputed claims. The principal amount of the Note will be increased as disputed claims become allowed claims. The most significant disputed claim relates to a lease rejection claim (and related prepetition rental claim) in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza, New York City. This claim is currently under litigation in the U.S. Bankruptcy Court. The Company has included in Liabilities Subject to Compromise, approximately $1,520,000 as a reserve for all disputed claims.

                      As of August 31, 1997, there was approximately $1,552,000 of disputed claims for which approximately $1,405,000 is included in long-term debt and current portion of long-term debt.

5.      RESTRUCTURING COST

        Due to the filing for protection under Chapter 11 of the Bankruptcy Code, the Company incurred expenses relating to the hiring of professionals and facility closing costs as follows:

                                  Nine Months Ended August 31,
                                  ----------------------------
                                     1997             1996
                                     ----             ----
Professional fees                 $ 1,464,000    $ 1,805,000

Write off of property and
  equipment and other costs
  relating to facility closings       297,000        709,000
Gain on exchange of property,
  plant and equipment                (434,000)             -
Gain on sale of assets                (95,000)             -
Moving expenses                             -         62,000
Interest on convenience and
 priority claims                       38,000              -
Payroll taxes on priority and
  unsecured claims                     93,000              -
Severance pay                          36,000        230,000
Settlement of claims                  (63,000)             -
Various other                          29,000         42,000
                                  -----------    -----------
         Total                    $ 1,365,000    $ 2,848,000
                                  ===========    ===========

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 19, 1996, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On May 12, 1997, the Company emerged from Chapter 11.

RESULTS OF OPERATIONS

Three Months Ended August 31, 1997 vs. 1996

Net sales for the three months ended August 31, 1997 (the "`97 Quarter") were $3,821,000, a decrease of $5,685,000 or 59.8% from 1996 net sales of $9,506,000 in the comparable period in 1996 (the "'96 Quarter"). The decrease is attributable to a number of factors. The Company discontinued its import and big boys divisions, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued its import business because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's creditability, and the Company therefore lost programs for merchandise manufactured domestically and in the Dominican Republic. The import, Dobie (a division discontinued in 1995) and big boys divisions' sales decreased an aggregate of $1,063,000 in the `97 Quarter compared to the `96 Quarter. The remaining decrease represents the deterioration of the Company's customer base as many customers lost confidence in the Company's ability to deliver goods due to the bankruptcy proceedings.

Gross profit as a percentage of net sales decreased to 16.4% from 18.3% in the `96 Quarter. The 1996 Quarter included sales to higher margin customers to which the Company did not sell in the `97 Quarter. The margins for the `97 Quarter reflect the Company's margins with its primary customer.

Selling, general and administrative expense for the `97 Quarter were $989,000 or 25.9% of sales as compared to $1,448,000 or 15.2% of sales in the `96 Quarter. The decrease in expenses was attributable to reduced salaries and fringes related to terminated employees, professional fees, rent and depreciation and amortization relating to fixed assets written off in fiscal 1996. The increase in expenses as a percentage of net sales is a result of the lower sales volume, as volume decreased faster than overhead.

The decrease in restructuring cost of $1,957,000 for the `97 Quarter compared to the `96 Quarter was due to the Company's emerging from bankruptcy on May 12, 1997.

Nine Months Ended August 31, 1997 vs. 1996

Net sales for the nine months ended August 31, 1997 (the "`97 Period") were $12,117,000, a decrease of $23,817,000, or 66.3% from net sales of $35,934,000 in the comparable period in 1996 (the "`96 Period"). The decrease is attributable to the same factors discussed above. Import division sales decreased approximately $5,580,000, in the `97 Period compared to the `96 Period. Dobie and big boys division sales decreased $1,655,000 and $4,575,000 respectively, in the `97 Period compared to the `96 Period. The remaining decrease represents the deterioration of the Company's customer base as described above.

Gross profit as a percentage of net sales increased to 17.4% from 12.0% in the `96 Period. The lower margins in the `96 Period were a reflection of large sales and markdown allowances to close out inventory in the discontinued divisions and the closing of inefficient manufacturing facilities that occurred primarily in the six months ended May 31, 1996.

Selling, general and administrative expenses for the `97 Period were $2,802,000 or 23.1% of sales as compared to $6,847,000 or 19.1% for the `96 Period. The decrease in expenses is attributable to similar reasons as those noted above with respect to the three month period.

Interest expense decreased $799,000 in the `97 Period compared to the `96 Period. The decrease was due to the payment of all bank debt in fiscal 1996 and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro, Alabama facility. Interest expense in the `96 Period included $250,000 of facility fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at August 31, 1997 decreased $1,662,000 to $4,862,000 compared to $6,524,000 at November 30, 1996, due primarily to the Company's net loss for the period.

On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a new financing agreement with the CIT/Group Commercial Services, Inc. for a two year $10.5 million revolving credit facility. The Company has not borrowed on the CIT facility. On August 31, 1997, the Company was in violation of the EBITDA, working capital and tangible net worth financial covenants, however waivers have been obtained with respect to such violations. The lender has agreed with the Company to amend its fiscal year end covenants. See Note 3 of Notes to Consolidated Financial Statements. The Company has also established a note payable to unsecured creditors in the amount of $4,649,000. See Note 4 of Notes to Consolidated Financial Statements. The Company believes that cash generated from operations and available borrowings will be sufficient to meet anticipated working capital needs.

CURRENT UNCERTAINTIES

The Company anticipates a substantial decrease in volume for fiscal 1997 as compared with fiscal 1996. While the Company's overhead has been reduced in anticipation of a lower sales volume, the Company continues to incur restructuring costs in 1997 relating to the bankruptcy and losses from operations. The Company, therefore, anticipates that it will report a loss for fiscal 1997. One customer currently accounts for approximately 83% of the Company's orders. Accordingly, the resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base.

FORWARD LOOKING STATEMENTS

Statements in this Report include forward-looking statements that involve a number of risks and uncertainties. These risks include, among others, the Company's sharp reduction in sales, narrow customer base and the other risks detailed from time to time in the Company's SEC reports. The Company's actual results could differ materially from those anticipated in the forwardlooking statements.

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk

        Not applicable.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

         (a)  Exhibits.


                Exhibit No.  Description
                -----------  -----------
                    27       Financial Data Schedule

         (b)   Reports on Form 8-K:

           On August 20, 1997, the Company filed a report on Form 8-K reporting that its former accountants were dismissed as of August 15, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ANDOVER TOGS, INC.
                                                (Registrant)

Date  November 21, 1997         By     /s/ William L. Cohen
                                   ------------------------------
                                         William L. Cohen
                                       Chairman of the Board
                                            and President

Date  November 21, 1997         By         /s/ Alan Kanis
                                   ------------------------------
                                             Alan Kanis
                                    Treasurer and Chief Financial
                                        and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

    27          Financial Data Schedule.