Form 10-Q
period 1997-02-28
ANDOVER TOGS INC
filed 1997-12-11
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------
                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  FEBRUARY 28, 1997

                         COMMISSION FILE NUMBER 0-14674

                               ANDOVER TOGS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                           13-5677957
-------------------------------                            --------------
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

  1333 BROADWAY, NEW YORK, NEW YORK                            10018
---------------------------------------                       --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 244-0700

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO X
                                             ----   ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES       NO X
                         ----     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 4,470,815 SHARES OF COMMON STOCK, $.10 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING AS OF DECEMBER 3, 1997.

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. - Financial Statements:

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS
---------------------------
(Unaudited)
--------------------------------------------------------------------------------

                                                        February 28,               November 30,
ASSETS                                                      1997                       1996
------                                                 ------------                ------------
CURRENT ASSETS:

  Cash                                                   $  4,977,000              $  4,865,000
  Accounts receivable, net                                  2,366,000                 2,870,000
  Inventories (Note 2)                                      2,720,000                 3,617,000
  Assets held for sale (Note 5)                               183,000                 2,804,000
  Other current assets                                        254,000                   241,000
                                                         ------------              ------------

         Total current assets                              10,500,000                14,397,000

PROPERTY, PLANT AND EQUIPMENT -
  Net                                                       3,013,000                 3,158,000



OTHER ASSETS                                                   70,000                   134,000
                                                         ------------              ------------

         TOTAL                                           $ 13,583,000              $ 17,689,000
                                                         ------------              ------------
                                                         ------------              ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                       $    300,000              $    861,000
   Accrued expenses and other
   current liabilities                                      2,461,000                 2,482,000
  Liabilities subject
   to compromise                                            1,413,000                 4,530,000
                                                         ------------               -----------
         Total current liabilities                          4,174,000                 7,873,000

OTHER LIABILITIES                                             131,000                   129,000

LIABILITIES SUBJECT TO COMPROMISE                           4,527,000                 4,527,000
                                                         ------------              ------------
         Total liabilities                                  8,832,000                12,529,000
                                                         ------------              ------------
STOCKHOLDERS' EQUITY
 Common stock                                                 466,000                   466,000
 Additional paid-in capital                                11,154,000                11,154,000
 Retained earnings (accumulated deficit)                   (6,229,000)               (5,820,000)
 Less treasury stock, at cost                                (640,000)                 (640,000)
                                                         -------------             ------------
     Total stockholders' equity                             4,751,000                 5,160,000
                                                         ------------              ------------
         TOTAL                                           $ 13,583,000              $ 17,689,000
                                                         ------------              ------------
                                                         ------------              ------------


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
(Unaudited)
--------------------------------------------------------------------------------

                                                            1997                   1996
                                                            ----                   ----
NET SALES                                                $ 4,006,000           $12,810,000

COST OF GOODS SOLD (Note 2)                                3,296,000            11,424,000
                                                         -----------           -----------
     GROSS PROFIT                                            710,000             1,386,000

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                    906,000             3,028,000
                                                         -----------           -----------
LOSS BEFORE INTEREST AND RESTRUCTURING COST                 (196,000)           (1,642,000)

RESTRUCTURING COST (Note 5)                                  266,000                --
                                                         -----------           -----------
OPERATING LOSS                                              (462,000)           (1,642,000)

INTEREST (INCOME) EXPENSE, NET OF INTEREST
 EXPENSE OF $8,000 IN 1997                                   (53,000)              391,000
                                                         ------------          -----------
NET LOSS                                                 $  (409,000)          $(2,033,000)
                                                         ------------          -----------
                                                         ------------          -----------
LOSS PER SHARE                                               $(.09)               $(.45)
                                                         ------------          -----------
                                                         ------------          -----------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                               4,471,000             4,471,000
                                                         ------------          -----------
                                                         ------------          -----------





See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
(Unaudited)
-------------------------------------------------------------------------------

                                                                              Retained
                                      Common  Stock           Additional      Earnings       Treasury Stock
                                     -----------------          Paid-in     (Accumulated    ------------------
                                     Shares      Amount         Capital       Deficit)      Shares      Amount       Total
                                     ------     -------       -----------   ------------    ------      ------       -----
THREE MONTHS ENDED
FEBRUARY 28, 1997
-----------------
BALANCE
 DECEMBER 1, 1996                    4,655,490    $466,000    $11,154,000   $(5,820,000)   184,675     $(640,000)  $ 5,160,000

 Net loss                                                                      (409,000)                              (409,000)
                                     ---------    --------    -----------   ------------   --------    ----------  -----------
BALANCE
 FEBRUARY 28, 1997                   4,655,490    $466,000    $11,154,000   $(6,229,000)   184,675     $(640,000)  $ 4,751,000
                                     ---------    --------    -----------   ------------   --------    ----------  -----------
                                     ---------    --------    -----------   ------------   --------    ----------  -----------
THREE MONTHS ENDED
FEBRUARY 29, 1996
------------------
BALANCE
 DECEMBER 1, 1995                    4,655,490    $466,000    $11,154,000   $ 3,992,000    184,675     $(640,000)  $14,972,000

 Net loss                                                                    (2,033,000)                            (2,033,000)
                                     ---------    --------    -----------   ------------   --------    ----------  -----------

BALANCE

 FEBRUARY 29 1996                    4,655,990    $466,000    $11,154,000   $ 1,959,000    184,675     $(640,000)  $12,939,000
                                     ---------    --------    -----------   ------------   --------    ----------  -----------
                                     ---------    --------    -----------   ------------   --------    ----------  -----------



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
(Unaudited)
-------------------------------------------------------------------------------

                                                               1997          1996
                                                            -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                $  (409,000)     $(2,033,000)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
     activities:
    Depreciation and amortization                             140,000          316,000
    Gain on exchange of property, plant
     and equipment                                           (434,000)           --
    Loss on sale of asset                                       5,000
    Changes in assets and liabilities:

     Accounts receivable                                      504,000       (1,091,000)
     Inventories                                              897,000         (150,000)
     Other assets                                              51,000         (161,000)
     Accounts payable                                        (561,000)      (4,612,000)
     Accrued expenses and
      other liabilities                                       (19,000)        (667,000)
     Liabilities subject                                        --
       to compromise                                                         2,792,000
                                                          -----------      -----------
      Net cash provided by (used in)
         operating activities                                 174,000       (5,606,000)
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                       --            (117,000)
                                                         ------------       ----------
       Net cash used in investing
         activities                                             --            (117,000)
                                                         ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in notes payable - bank                                        6,200,000
  Repayments of term debt                                     (62,000)         (228,000)
                                                         -------------      -----------
       Net cash (used in) provided by
         financing activities                                 (62,000)        5,972,000
                                                         -------------      -----------

NET INCREASE IN CASH                                          112,000           249,000

CASH, BEGINNING OF PERIOD                                   4,865,000           862,000
                                                         ------------        ----------

CASH, END OF PERIOD                                      $  4,977,000        $1,111,000
                                                         ------------        ----------
                                                         ------------        ----------
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:

    Interest                                             $      5,000        $  307,000
                                                         ------------        ----------
                                                         ------------        ----------
    Income taxes                                         $      8,000        $    3,000
                                                         ------------        ----------
                                                         ------------        ----------
SCHEDULE OF NON-CASH ACTIVITIES:

Exchange of property, plant, & equipment:
Release of Industrial Revenue Bond                       $  3,055,000
Property, plant, equipment &
 restricted cash                                            2,621,000
                                                         ------------
Gain on exchange                                         $    434,000
                                                         ------------
                                                         ------------
See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION

         The consolidated financial statements as of February 28, 1997 and for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations, and cash flows have been made.

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

         The results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results for the full year.

         Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.

2.       INVENTORIES

         Inventories consist of:

                                 February 28,               November 30,
                                     1997                       1996
                                 ------------               ------------

               Raw materials     $   178,000                $   765,000
               Work in process       588,000                    911,000
               Finished goods      1,954,000                  1,941,000
                                 -----------                -----------
                                 $ 2,720,000                $ 3,617,000
                                 -----------                -----------
                                 -----------                -----------

         Inventories and cost of goods sold at February 28, 1997 are determined based upon the estimated gross profit method.

3.       CHAPTER 11

         During the year ended November 30, 1995, the Company incurred losses of $4,279,000 and was unable to comply with certain covenants of its existing debt agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

4.       DIP FACILITY

         On September 19, 1996 the debtors signed an agreement to obtain debtor-in-possession financing from the CIT Group/Commercial Services, Inc. for a two year $15 million revolving credit facility (see Note 6).

5.       RESTRUCTURING COSTS

         Restructuring costs represent estimated professional fees for the period off-set by a gain of approximately $434,000 relating to the exchange of approximately $2,621,000 of property, plant, equipment (Scottsboro, Alabama facility) and restricted cash, previously included in assets held for sale, for the release of claims amounting to $3,055,000 previously included in liabilities subject to compromise, pertaining to the Industrial Revenue Bond on the Scottsboro, Alabama facility.

6.       SUBSEQUENT EVENT

         On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing agreement with CIT/Group Commercial Services, Inc. (the "CIT Facility"), replacing the facility discussed, in Note 4 above. The CIT Facility provides for a $10,500,000 revolving credit line of which $3,000,000 is available for letters of credit. Advances under the revolver bear interest at prime plus .85%. The advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. Under the CIT Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. In addition, the Company is required to comply with certain financial covenants, including minimum levels of EBITDA, working capital, tangible net worth and limits on capital expenditures. The Company has not borrowed on the CIT Facility.

Item 2. -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 19, 1996, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On May 12, 1997, the Company emerged from Chapter 11. During the bankruptcy, the Company continued to operate as a debtor-in-possession.

RESULTS OF OPERATIONS

Three Months Ended February 28, 1997 vs 1996

Net sales for the three months ended February 28, 1997 (the "`97 Quarter") were $4,006,000 a decrease of $8,804,000 or 68.7% as compared with net sales of $12,810,000 in the comparable period in 1996 (the "'96 Quarter"). The decrease is attributable to a number of factors. The Company discontinued its import and big boys divisions, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued its import business because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's creditability, and the Company therefore lost programs for merchandise manufactured domestically and in the Dominican Republic. Import division sales decreased approximately $3,950,000 in the `97 Quarter compared to the `96 Quarter. Dobie (a division discontinued in 1995) and big boys division sales decreased $930,000 and $910,000, respectively, in the `97 Quarter compared to the `96 Quarter. The remaining decrease represents the deterioration of the Company's customer base as many customers lost confidence in the Company's ability to deliver goods due to the bankruptcy proceedings.

Gross profit as a percentage of net sales increased to 17.7% from 10.8% in the `96 Quarter. The lower margins in the `96 Quarter were a reflection of large sales and markdown allowances to close out inventory in the discontinued divisions and the closing of inefficient manufacturing facilities.

Selling, general and administrative expenses for the `97 Quarter were $906,000 or 22.6% of sales as compared to $3,028,000 or 23.6% of sales for the `96 Quarter. The decrease in expenses was attributable to reduced salaries and fringes related to terminated employees, professional fees, depreciation and amortization and travel and entertainment.

Restructuring costs represent estimated professional fees, offset by a gain on the exchange of assets against liabilities subject to compromise on the Scottsboro, Alabama facility. See Note 5 of Notes to Consolidated Financial Statements.

Interest expense decreased $383,000 in the `97 Quarter compared to the `96 Quarter. The decrease was due to the payment of all bank debt in fiscal 1996 and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro, Alabama facility subsequent to filing bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at February 28, 1997 decreased $198,000 to $6,326,000 as compared to $6,524,000 at November 30, 1996, due primarily to the Company's net loss for the period.

On September 19, 1996 the debtors signed an agreement to obtain debtor-in-possession financing from the CIT Group/Commercial Services, Inc. for a two year $15 million revolving credit facility. This facility replaced the Company's prior $11 million credit facility which was due to terminate in December 1996.

On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing agreement with CIT/Group Commercial Services, Inc. (The "CIT Facility"), replacing the facility discussed in Note 4. The CIT Facility provides for a $10,500,000 revolving credit line of which $3,000,000 is available for letters of credit. See Note 6 to the Consolidated Financial Statements.

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

Item 3. -   Quantitative and Qualitative Disclosures About
                Market Risk.

                Not applicable.

PART II - OTHER INFORMATION
          -----------------
Item 6.  Exhibits and reports on Form 8-K

    (a)  Exhibits

     Exhibit No.                    Description
     ----------                     -----------
         27                     Financial Data Schedule

    (b) Reports on Form 8-K:

         During the quarter for which this report is filed, the Company filed a report on Form 8-K dated January 31, 1997 reporting that the Company had filed a Joint Plan of Reorganization in the bankruptcy court.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANDOVER TOGS, INC.
                                     (Registrant)

Date   December 5, 1997          By /s/   William L. Cohen
    -------------------------       ------------------------
                                          William L. Cohen
                                    Chairman of the Board and
                                        President

Date   December 5, 1997          By /s/   Alan Kanis
    -------------------------       -------------------------
                                          Alan Kanis
                                    Treasurer and Chief Financial
                                       and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                        Description
----------                         -----------
   27                              Financial Data Schedule.