Form 10-Q
period 1997-05-31
ANDOVER TOGS INC
filed 1997-12-11
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES _____    NO [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES _____   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of December 3, 1997.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements:

ANDOVER TOGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                  May 31,        November 30,
 ASSETS                                            1997             1996
 -------                                          -------        -------------
CURRENT ASSETS:
 Cash                                          $ 5,803,000      $ 4,865,000
 Accounts receivable net                         1,172,000        2,870,000
 Inventories (Note 2)                            2,859,000        3,617,000
 Asset held for sale                               178,000        2,804,000
 Other current assets                              253,000          241,000
                                               -----------      -----------
     Total current assets                       10,265,000       14,397,000

PROPERTY, PLANT AND EQUIPMENT - Net              2,852,000        3,158,000

OTHER ASSETS                                        68,000          134,000
                                               -----------      -----------
TOTAL                                          $13,185,000      $17,689,000
                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                1,080,000      $   861,000
 Accrued expenses and other
   current liabilities                           3,082,000        2,482,000
 Current portion of long-term debt (Note 4)        756,000                -
 Liabilities subject to compromise                      -         4,530,000
                                               -----------      -----------
     Total current liabilities                   4,918,000        7,873,000

OTHER LIABILITIES                                  134,000          129,000
LONG TERM DEBT (Note 4)                          4,287,000                -
LIABILITIES SUBJECT TO COMPROMISE                       -         4,527,000
                                               -----------      -----------
     Total liabilities                           9,339,000       12,529,000
                                               -----------      -----------
STOCKHOLDERS' EQUITY
 Common stock                                      466,000          466,000
 Additional paid-in capital                     11,154,000       11,154,000
 Retained earnings (accumulated deficit)        (7,134,000)      (5,820,000)
 Less treasury stock, at cost                     (640,000)        (640,000)
                                               -----------      -----------
    Total stockholders' equity                   3,846,000        5,160,000
                                               -----------      -----------
TOTAL                                          $13,185,000      $17,689,000
                                               ===========      ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MAY 31, 1997 AND 1996
(Unaudited)

                                                   1997           1996
                                                   ----           ----
NET SALES                                      $ 8,296,000     $26,428,000

COST OF GOODS SOLD (Note 2)                      6,815,000      23,851,000
                                               -----------      -----------
         GROSS PROFIT                            1,481,000       2,577,000

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                        1,813,000       5,399,000
                                               -----------      -----------
LOSS BEFORE INTEREST AND
 RESTRUCTURING COST                               (332,000)     (2,822,000)

RESTRUCTURING COST (Note 5)                      1,074,000         600,000
                                               -----------      -----------

OPERATING LOSS                                  (1,406,000)     (3,422,000)

INTEREST (INCOME) EXPENSE, NET OF
 INTEREST EXPENSE OF $36,000 IN 1997
 AND INTEREST INCOME OF $2,000 IN 1996             (92,000)        902,000
                                               -----------      -----------
NET LOSS                                        (1,314,000)     (4,324,000)
                                               ===========      ===========
LOSS PER SHARE                                       $(.29)          $(.97)
                                               ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,471,000        4,471,000
                                               ===========      ===========

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1997 AND 1996
(Unaudited)

                                                  1997           1996
                                                  ----           ----
NET SALES                                      $ 4,290,000     $13,618,000

COST OF GOODS SOLD (Note 2)                      3,519,000      12,427,000
                                               -----------      -----------
        GROSS PROFIT                               771,000       1,191,000

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                          907,000       2,371,000
                                               -----------      -----------
LOSS BEFORE INTEREST AND RESTRUCTURING
 COST                                             (136,000)     (1,180,000)

RESTRUCTURING COST (Note 5)                        808,000         600,000
                                               -----------      -----------
OPERATING LOSS                                    (944,000)     (1,780,000)

INTEREST (INCOME) EXPENSE, NET OF INTEREST
 EXPENSE OF $28,000 IN 1997 AND INTEREST
 INCOME OF $2,000 IN 1996                          (39,000)        511,000
                                               -----------      -----------
NET LOSS                                       $  (905,000)    $(2,291,000)
                                               ===========      ===========
LOSS PER SHARE                                       $(.20)          $(.51)
                                               ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,471,000       4,471,000
                                               ===========      ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MAY 31, 1997 AND 1996
(Unaudited)

                                                                    Retained
                                  Common Stock         Additional   Earnings        Treasury Stock
                               -------------------      Paid-in    (Accumulated    -----------------
                               Shares       Amount       Capital    Deficit)       Shares      Amount       Total
                               ------       ------      ---------   --------       --------    ------       -----
SIX MONTHS ENDED
MAY 31,1997

BALANCE
 DECEMBER 1, 1996               4,655,490   $466,000   $11,154,000  $(5,820,000)  184,675   $(640,000)  $ 5,160,000

 Net loss                                                            (1,314,000)                         (1,314,000)
                               ----------   --------   -----------  ------------  -------   ----------  ------------
BALANCE
 MAY 31, 1997                   4,655,490   $466,000   $11,154,000  $(7,134,000)  184,675   $(640,000)  $ 3,846,000
                               ==========   ========   ===========  ============  =======   ==========  ===========
SIX MONTHS ENDED
MAY 31, 1996

BALANCE
 DECEMBER 1, 1995               4,655,490   $466,000   $11,154,000   $3,992,000   184,675   $(640,000)  $14,972,000

  Net loss                                                           (4,324,000)                         (4,324,000)
                               ----------   --------   -----------  -----------   --------  ----------  ------------
BALANCE
 MAY 31, 1996                   4,655,490   $466,000   $11,154,000  $  (332,000)  184,675   $(640,000)  $10,648,000
                               ==========   ========   ===========  ===========   =======   ==========  ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 1997 AND 1996
(Unaudited)

                                                          1997           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $(1,314,000)   $(4,324,000)
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization                         293,000        631,000
  Gain on exchange of property, plant
   and equipment                                       (434,000)             -
  Loss on sale of assets                                 18,000              -
  Changes in assets and liabilities:
   Accounts receivable                                1,698,000      4,232,000
   Inventories                                          758,000      5,147,000
   Other assets                                          54,000        717,000
   Accounts payable                                     219,000     (4,353,000)
   Accrued expenses and other liabilities               605,000       (907,000)
   Liabilities subject to compromise                          -      3,972,000
                                                   ------------    -----------
     Net cash provided by operating activities        1,897,000      5,115,000
                                                   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                         -       (122,000)
                                                   ------------    -----------
     Net cash used in investing
      activities                                              -       (122,000)
                                                   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in notes payable - bank                          -     (3,350,000)
  Repayments of debt                                   (959,000)    (1,829,000)
                                                   ------------    -----------
     Net cash used in financing activities             (959,000)    (5,179,000)
                                                   ------------    -----------
NET INCREASE (DECREASE)  IN CASH                        938,000       (186,000)

CASH, BEGINNING OF PERIOD                             4,865,000        862,000
                                                   ------------    -----------
CASH, END OF PERIOD                                $  5,803,000    $   676,000
                                                   ============    ===========
SUPPLEMENTAL INFORMATION:
 Cash paid during the period for:
  Interest                                         $     61,000    $   770,000
                                                   ============    ===========
  Income taxes                                     $     21,000    $     8,000
                                                   ============    ===========

SCHEDULE OF NON CASH ACTIVITIES:
  Exchange of property, plant & equipment:
    Release of Industrial Revenue Bond             $  3,055,000
    Property, plant, equipment
     and restricted cash                              2,621,000
                                                   ------------
    Gain on exchange                               $    434,000
                                                   ============
Reclassification of liabilities subject to
 compromise to long-term debt and current
 portion of long-term debt                         $  5,043,000
                                                   ============


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements as of May 31, 1997 and for the six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations, and cash flows have been made.

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

     The results of operations for the period ended May 31, 1997 are not necessarily indicative of the operating results for the full year.

     Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.

2.   INVENTORIES

     Inventories consist of:

                                               May 31,       November 30,
                                                1997             1996
                                             ----------      ------------
            Raw materials                   $   644,000      $   765,000
            Work in process                     573,000          911,000
            Finished goods                    1,642,000        1,941,000
                                            -----------      -----------
                                            $ 2,859,000      $ 3,617,000
                                            ===========      ===========


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

4.    LONG TERM DEBT

      As of May 31, 1997, long term debt consists of:

            Note payable - unsecured claims (a)        $4,838,000
            First National Bank of
             Scottsboro, Alabama                          205,000
                                                       -----------
                                                        5,043,000

                         Less current portion             756,000
                                                       -----------
                                                       $4,287,000
                                                       ===========




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

           On May 12, 1997, the Note was issued in the principal amount of $3,316,000. On that date, there were also approximately $1,783,000 of disputed claims. The principal amount of the Note will be increased as disputed claims become allowed claims. The most significant disputed claim relates to a lease rejection claim (and related pre-petition rental claim) in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza, New York City. This claim is currently under litigation in the U.S. Bankruptcy Court. The Company has included in Liabilities Subject to Compromise, approximately $1,520,000 as a reserve for all disputed claims.

 5.  RESTRUCTURING COST

     Due to the filing for protection under Chapter 11 of the Bankruptcy Code, the Company incurred expenses relating to the hiring of professionals, and facility closing costs as follows:


                                            Six Months Ended May 31,
                                            ------------------------
                                                1997           1996
                                                ----           ----
      Professional fees                    $1,364,000      $  600,000
      Gain on exchange of property,
        plant and equipment                  (434,000)              -
      Gain on sale of assets                  (24,000)              -
      Interest on convenience and priority
        claims                                 38,000               -
      Payroll taxes on priority and
       unsecured claims                        93,000               -
      Severance pay                            21,000               -
      Various other                            16,000               -
                                           ----------        --------
                Total                      $1,074,000        $600,000
                                           ==========        ========


                                           * * * * * *

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 19, 1996 the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On May 12, 1997, the Company emerged from Chapter 11.

RESULTS OF OPERATIONS

Three months Ended May 31, 1997 vs. 1996

Net sales for the three months ended May 31, 1997 (the "`97 Quarter") were $4,290,000 a decrease of $9,328,000 or 68.5% from net sales of $13,618,000 in the comparable period in 1996 (the "`96 Quarter"). The decrease is attributable to a number of factors. The Company discontinued its import and big boys divisions, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued its import business because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's creditability, and the Company therefore lost programs for merchandise manufactured domestically and in the Dominican Republic. Import division sales decreased approximately $1,605,000 in the `97 Quarter compared to the `96 Quarter. Dobie (a division discontinued in 1995) and big boys divisions' sales decreased $446,000 and $2,904,000, respectively, in the `97 Quarter compared to the `96 Quarter. The remaining decrease represents the deterioration of the Company's customer base as many customers lost confidence in the Company's ability to deliver goods due to the bankruptcy proceedings.

Gross profit as a percentage of net sales increased to 18.0% from 8.7% in the `96 Quarter. The lower margins in the `96 Quarter were a reflection of large sales and markdown allowances to close out inventory in the discontinued divisions and the closing of inefficient manufacturing facilities.

Selling, general and administrative expenses for the `97 Quarter were $907,000 or 21.1% of sales as compared to $2,371,000 or 17.4% of sales for the `96 Quarter. The decrease in expenses was attributable to reduced salaries and fringes related to terminated employees, professional fees and depreciation and amortization relating to fixed assets written off in fiscal 1996. The increase in expenses as a percentage of net sales is a result of lower sales volume, as volume decreased faster than overhead.

Interest expense decreased $485,000 in the `97 Quarter compared to the `96 Quarter. The decrease was due to the payment of all bank debt in fiscal 1996 and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro, Alabama facility. Interest expense in the `96 Period included $250,000 of facility fees.

Six Months Ended May 31, 1997 vs. 1996

Net sales for the six months ended May 31, 1997 were $8,296,000 a decrease of $18,132,000 or 68.6% from (the "`97 Period") net sales of $26,428,000 on the comparable period in 1996 (the "`96 Period"). The decrease is attributable to the same factors discussed above. Import division sales decreased approximately $5,556,000, in the `97 Period compared to the `96 Period. Dobie and big boys divisions' sales decreased $1,377,000 and $3,815,000 respectively, in the `97 Period compared to the `96 Period. The remaining decrease represents the deterioration of the Company's customer base as described above.

Gross profit as a percentage of net sales increased to 17.9% from 9.8% in the `96 Period for similar reasons as noted above with respect to the three month period.

Selling, general and administrative expenses for the `97 Period were $1,813,000 or 21.9% of sales as compared to $5,399,000 or 20.4% for the `96 Period. The decrease in expenses is attributable to the similar reasons as noted in the three month period.

Restructuring costs represent estimated professional fees, off-set by a gain on the exchange of assets against liabilities subject to compromise on the Scottsboro, Alabama facility. See Note 5 of Notes to Consolidated Financial Statements.

Interest expense decreased $868,000 in the `97 Period compared to the `96 Period. The decrease was due to the payment of all bank debt in fiscal 1996 and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro, Alabama facility. Interest expense in the `96 Period included $250,000 of facility fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at May 31, 1997 decreased $1,177,000 to $5,347,000 compared to $6,524,000 at November 30, 1996, due primarily to the Company's net loss for the period.

On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a new financing agreement with the CIT/Group Commercial Services, Inc. for a two year $10.5 million revolving credit facility. See Note 3 of Notes to Consolidated Financial Statements. The Company has also established a note payable to unsecured creditors in the amount of $4,838,000. See Note 4 of Notes to Consolidated Financial Statements. The Company believes that cash generated from operations and available borrowings will be sufficient to meet anticipated working capital needs.

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

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk

                Not applicable.

                            PART II - OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K.

      (a)  Exhibits.

      Exhibit No.     Description
      ----------      -----------
           27         Financial Data Schedule.

      (b)  Reports on Form 8-K:

      During the quarter for which this report is filed, the Company filed reports on Form 8-K dated March 7, 1997 (reporting a change in accountants), April 19, 1997 (reporting the bankruptcy court's confirmation of the Company's Joint Plan of Reorganization) and May 12, 1997 (reporting the closing of the Company's financing facility).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANDOVER TOGS, INC.
                                     (Registrant)

Date December 5, 1997             By /s/   William L. Cohen
     ---------------------           --------------------------
                                           William L. Cohen
                                      Chairman of the Board and
                                         President

Date December 5, 1997             By /s/   Alan Kanis
    ----------------------           --------------------------
                                           Alan Kanis
                                     Treasurer and Chief Financial
                                         and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
----------      ------------
     27         Financial Data Schedule