Form 10-Q
period 1996-02-29
ANDOVER TOGS INC
filed 1997-12-23
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 1996
                              -------------------

                         Commission file number 0-14674

                               ANDOVER TOGS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                         13-5677957
-------------------------------                        ----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification Number)

   1333 Broadway, New York, New York                          10018
---------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,including area code: (212) 244-0700
                                                   ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of December 22, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ANDOVER TOGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                  February 29,     November 30,
                                                      1996           1995
                                                  -----------      -----------
ASSETS

CURRENT ASSETS:
  Cash                                             $ 1,111,000     $   862,000
  Accounts receivable - net                         10,787,000       9,696,000
  Inventories (Note 2)                              13,441,000      13,291,000
  Refundable income taxes                              877,000         920,000
  Other current assets                                 428,000         258,000
                                                   -----------     -----------
         Total current assets                       26,644,000      25,027,000

PROPERTY, PLANT AND EQUIPMENT -  Net                 8,030,000       8,229,000

RESTRICTED CASH                                        360,000         360,000

OTHER ASSETS                                           399,000         365,000
                                                   -----------     -----------
         TOTAL                                     $35,433,000     $33,981,000
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable - bank                             $12,400,000     $ 6,200,000
  Accounts payable                                          --       4,612,000
  Accrued expenses and other current
   liabilities                                       1,346,000       2,034,000
  Current portion of long-term debt
   and obligations under capital leases              1,791,000       2,019,000
                                                   -----------     -----------
         Total current liabilities                  15,537,000      14,865,000

LONG TERM DEBT AND LIABILITIES SUBJECT TO
  COMPROMISE (Note 4)                                6,794,000       4,002,000

OTHER LIABILITIES                                      163,000         142,000
                                                   -----------     -----------
         Total liabilities                          22,494,000      19,009,000
                                                   -----------     -----------

STOCKHOLDERS' EQUITY
 Common stock                                          466,000         466,000
 Additional paid-in capital                         11,154,000      11,154,000
 Retained earnings                                   1,959,000       3,992,000
 Less treasury stock, at cost                         (640,000)       (640,000)
                                                   ------------    ------------
     Total stockholders' equity                     12,939,000      14,972,000
                                                   -----------     -----------
         TOTAL                                     $35,433,000     $33,981,000
                                                   ===========     ===========

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
(UNAUDITED)
--------------------------------------------------------------------------------

                                                     1996             1995
                                                     ----             ----

NET SALES                                         $12,810,000      $15,016,000

COST OF GOODS SOLD (Note 2)                        11,424,000       12,278,000
                                                  -----------      -----------

GROSS PROFIT                                        1,386,000        2,738,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        3,028,000        3,029,000
                                                  -----------      -----------

OPERATING LOSS                                     (1,642,000)        (291,000)

INTEREST EXPENSE                                      391,000          249,000
                                                  -----------      -----------

LOSS BEFORE INCOME TAX BENEFIT                     (2,033,000)        (540,000)

INCOME TAX BENEFIT                                         --         (173,000)
                                                 ------------      -----------

NET LOSS                                         $ (2,033,000)     $  (367,000)
                                                 ============      ===========

LOSS PER SHARE                                          $(.45)           $(.08)
                                                        =====            =====

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                        4,471,000        4,361,000
                                                    =========        =========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
(Unaudited)
--------------------------------------------------------------------------------

                                  Common  Stock        Additional                         Treasury Stock
                               -------------------       Paid-in         Retained       -------------------
                               Shares       Amount       Capital         Earnings       Shares       Amount          Total
                               ------       ------       -------         --------       ------       ------          -----
THREE MONTHS ENDED
FEBRUARY 29, 1996

BALANCE
 DECEMBER 1, 1995            4,655,490     $466,000     $11,154,000     $3,992,000     184,675     $(640,000)     $14,972,000

 Net loss                                                               (2,033,000)                                (2,033,000)
                             ---------     --------     -----------     -----------    -------     ---------      -----------


BALANCE
 FEBRUARY 29, 1996           4,655,490     $466,000     $11,154,000      $1,959,000    184,675     $(640,000)     $12,939,000
                             =========     ========     ===========      ==========    =======     =========      ===========


THREE MONTHS ENDED
FEBRUARY 28, 1995

BALANCE
 DECEMBER 1, 1994            4,542,990     $454,000     $10,870,000      $8,271,000    184,675     $(640,000)     $18,955,000

 Issuance of stock (Note 3)    100,000       10,000         265,000                                                   275,000

 Net loss                                                                  (367,000)                                 (367,000)
                             ---------     --------     -----------      ----------    -------     ---------      -----------

BALANCE
 FEBRUARY 28 1995            4,642,990     $464,000     $11,135,000      $7,904,000    184,675     $(640,000)     $18,863,000
                             =========     ========     ===========      ==========    =======     =========      ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                                      1996               1995
                                                                   -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(2,033,000)       $ (367,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                      316,000           330,000
    Deferred income taxes                                                   --           (59,000)
    Changes in assets and liabilities, net of acquisition:
     Accounts receivable                                            (1,091,000)          703,000
     Inventories                                                      (150,000)         (627,000)
     Other assets                                                     (161,000)         (566,000)
     Accounts payable                                               (4,612,000)         (134,000)
     Accrued expenses and other liabilities                           (667,000)          168,000
     Liabilities subject
       to compromise                                                 2,792,000                --
                                                                   -----------       -----------
       Net cash used in operating
         activities                                                 (5,606,000)         (552,000)
                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition                                                               --        (3,800,000)
  Capital expenditures-net                                            (117,000)         (103,000)
                                                                   -----------       -----------
       Net cash used in investing
         activities                                                   (117,000)       (3,903,000)
                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable - bank                               6,200,000         4,800,000
  Repayments of debt                                                  (228,000)         (303,000)
                                                                   -----------       -----------
       Net cash provided by financing
         activities                                                  5,972,000         4,497,000
                                                                   -----------        ----------

NET INCREASE IN CASH                                                   249,000            42,000

CASH, BEGINNING OF PERIOD                                              862,000           584,000
                                                                   -----------        ----------
CASH, END OF PERIOD                                                $ 1,111,000        $  626,000
                                                                   ===========        ==========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
    Interest                                                       $   307,000        $  119,000
                                                                   ===========        ==========
    Income taxes                                                   $     3,000        $  131,000
                                                                   ===========        ==========
SCHEDULE OF NON CASH INVESTING ACTIVITIES:
  Acquisition:
    Fair value of assets acquired                                                     $4,075,000
    Common stock issued                                                               $  275,000
                                                                                      ----------
    Total cash paid for the net assets acquired                                       $3,800,000
                                                                                      ==========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The consolidated financial statements as of February 29, 1996 and for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Reports on Form 10-K for the years ended November 30, 1995 and 1996.

     The results of operations for the period ended February 29, 1996 are not necessarily indicative of the operating results for the full year.

     Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.

2.   INVENTORIES

     Inventories consist of:

                                        February 29,       November 30,
                                            1996               1995
                                        -----------        -----------

         Raw materials                  $ 1,681,000        $ 2,995,000
         Work in process                  3,152,000          3,253,000
         Finished goods                   8,608,000          7,043,000
                                        -----------        -----------
                                        $13,441,000        $13,291,000
                                        ===========        ===========


     Inventories and cost of goods sold at February 29, 1996 are determined based upon the estimated gross profit method.

3.   ACQUISITION

     On February 27, 1995, the Company acquired the inventory, trade names and customer orders of Dobie Industries, Inc. ("Dobie"), a manufacturer of children's and women's apparel. The purchase price was approximately $3,900,000 in cash, including acquisition fees, 112,500 shares of the Company's common stock and a warrant to purchase 50,000 additional shares of stock at $2.50 per share. The acquisition was accounted for as a purchase and gave rise to cost in excess of net assets acquired. In November 1995, based on an evaluation of Dobie's projected future operations, management wrote off the cost in excess of net assets acquired.

4.   SUBSEQUENT EVENTS

     During the year ended November 30, 1995, the Company incurred losses of $4,279,000 and was unable to comply with certain covenants of its existing debt agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financings were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the Company recorded all liabilities prior to the filing date as subject to compromise.

     On March 20, 1996, the Company obtained debtor-in-possession financing with its existing lenders for $11 million, which was due to terminate in December 1996. On September 19, 1996, the Company obtained debtor-in-possession financing from the CIT Group/Commercial Services, Inc. for a two year $15 million revolving credit facility to replace the $11 million facility.

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

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended February 29, 1996 vs 1995

Net sales for the three months ended February 29, 1996 (the "`96 Quarter") were $12,810,000, a decrease of $2,206,000 or 14.7% as compared with net sales of $15,016,000, in the comparable period in 1995 (the "`95 Quarter"). The decrease occurred because, in the '96 Quarter, the Company lost sales programs that it had in fiscal 1995.

Gross profit as a percentage of net sales decreased to 10.8% from 18.2% in the `95 Quarter. The decrease occurred because the Company accepted business at lower margins in order to carry its manufacturing facilities and in an attempt to maintain market share. In addition, the Company closed an inefficient manufacturing facility. Pricing pressures were intense, and the Company was unable to pass through cost increases to its customers.

Selling, general and administrative expenses for the `96 Quarter were $3,028,000 or 23.6% of sales as compared to $3,029,000 or 20.2% of sales for the `95 Quarter. The expenses remained constant for both quarters, but increased as a percentage of net sales as a result of lower sales volume.

Interest expense increased $142,000 for the `96 Quarter compared to the `95 Quarter due to higher short-term borrowing levels necessary to cover losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at February 29, 1996 increased $945,000 to $11,107,000 as compared to $10,162,000 at November 30, 1995, due primarily to the reclassification of current liabilities to long term debt and liabilities subject to compromise, net of the loss for the '96 Quarter.

On March 19, 1996 the Company, after negotiations with its lenders, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

CURRENT UNCERTAINTIES

The Company anticipates a substantial decrease in volume for fiscal 1997 as compared with fiscal 1996. While the Company's overhead has been reduced in anticipation of lower sales volume, the Company continues to incur restructuring costs in 1997 relating to the bankruptcy and losses from operations. The Company, therefore, anticipates that it will report a loss for fiscal 1997. One customer currently accounts for approximately 83% of the Company's orders. Accordingly, the resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base.

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

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANDOVER TOGS, INC.

Date  December 22, 1997                      By /s/   William L. Cohen
     --------------------------                 -----------------------------
                                                   William L. Cohen
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Date  December 22, 1997                      By /s/   Alan Kanis
     --------------------------                 -----------------------------
                                                   Alan Kanis
                                                   Treasurer and Chief Financial
                                                   and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                Description
----------                 -----------

    27                     Financial Data Schedule.