Form 10-Q
period 1996-05-31
ANDOVER TOGS INC
filed 1997-12-23
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  May 31, 1996
                               ---------------

                         Commission file number  0-14674
                                                ---------

                               ANDOVER TOGS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                       13-5677957
    ------------------------------                     ----------------------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                     Identification Number)

   1333 Broadway, New York, New York                            10018
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (212) 244-0700
                                                    ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES         NO   x
                                        -----      -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes         No   X
                          -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of December 22, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                     May 31,       November 30,
                                                      1996            1995
                                                   ----------      -----------
ASSETS

CURRENT ASSETS:
 Cash                                             $   676,000      $   862,000
 Accounts receivable - net                          5,464,000        9,696,000
 Inventories (Note 3)                               8,144,000       13,291,000
 Refundable income taxes                               32,000          920,000
 Other current assets                                 470,000          258,000
                                                  -----------      -----------

       Total current assets                        14,786,000       25,027,000

PROPERTY, PLANT AND EQUIPMENT -  Net                7,720,000        8,229,000

RESTRICTED FUNDS                                      360,000          360,000

OTHER ASSETS                                          324,000          365,000
                                                  -----------      -----------

TOTAL                                             $23,190,000      $33,981,000
                                                  ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable - bank                            $  2,850,000      $ 6,200,000
 Accounts payable                                     259,000        4,612,000
 Accrued expenses and other current
  liabilities                                       1,269,000        2,034,000
 Current portion of long-term debt and
  obligations under capital leases                         --        2,019,000
                                                -------------      -----------

       Total current liabilities                    4,378,000       14,865,000

LONG TERM DEBT AND LIABILITIES
       SUBJECT TO COMPROMISE (Note 2)               8,164,000        4,002,000

OTHER LIABILITIES                                          --          142,000
                                                 ------------      -----------
       Total liabilities                           12,542,000       19,009,000
                                                 ------------      ------------

STOCKHOLDERS' EQUITY
 Common stock                                         466,000          466,000
 Additional paid-in capital                        11,154,000       11,154,000
 Retained earnings (accumulated deficit)             (332,000)       3,992,000
 Less treasury stock, at cost                        (640,000)        (640,000)
                                                 -------------     ------------
     Total stockholders' equity                    10,648,000       14,972,000
                                                 ------------      -----------

TOTAL                                            $ 23,190,000      $33,981,000
                                                 ============      ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MAY 31, 1996 AND 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                     1996             1995
                                                  -----------      ----------

NET SALES                                         $26,428,000      $33,767,000

COST OF GOODS SOLD (Note 3)                        23,851,000       27,427,000
                                                  -----------      -----------
GROSS PROFIT                                        2,577,000        6,340,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        5,399,000        6,746,000
                                                  -----------      -----------
LOSS BEFORE INTEREST AND RESTRUCTURING COSTS       (2,822,000)        (406,000)

RESTRUCTURING COSTS (Note 6)                          600,000               --
                                                  -----------      -----------
OPERATING LOSS                                     (3,422,000)        (406,000)

INTEREST EXPENSE, NET OF INTEREST INCOME
 OF $2,000 IN 1996                                    902,000          475,000
                                                  -----------      -----------
LOSS BEFORE INCOME TAX BENEFIT                     (4,324,000)        (881,000)

INCOME TAX BENEFIT                                         --         (283,000)
                                                  -----------      -----------
NET LOSS                                          $(4,324,000)     $  (598,000)
                                                  ===========      ===========

LOSS PER SHARE                                          $(.97)           $(.14)
                                                        =====            =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          4,471,000        4,410,000
                                                    =========        =========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1996 AND 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                     1996             1995
                                                  -----------      -----------

NET SALES                                         $13,618,000      $18,751,000

COST OF GOODS SOLD (Note 3)                        12,427,000       15,149,000
                                                  -----------      -----------
GROSS PROFIT                                        1,191,000        3,602,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        2,371,000        3,717,000
                                                  -----------      -----------
LOSS BEFORE INTEREST AND RESTRUCTURING COST        (1,180,000)        (115,000)

RESTRUCTURING COST (Note 6)                           600,000               --
                                                  -----------      -----------
OPERATING LOSS                                     (1,780,000)        (115,000)

INTEREST EXPENSE, NET OF INTEREST INCOME
 OF $2,000 IN 1996                                    511,000          226,000
                                                  -----------      -----------
LOSS BEFORE INCOME TAX BENEFIT                     (2,291,000)        (341,000)

INCOME TAX BENEFIT                                         --         (110,000)
                                                  -----------      ------------
NET LOSS                                          $(2,291,000)     $  (231,000)
                                                  ===========      ===========

LOSS PER SHARE                                          $(.51)           $(.05)
                                                        =====            =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          4,471,000        4,458,000
                                                    =========        =========


See notes to consolidated financial statements

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MAY 31, 1996 AND 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                                         Retained
                                    Common Stock         Additional      Earnings          Treasury Stock
                               --------------------        Paid-in      (Accumulated    --------------------
                               Shares        Amount        Capital       Deficit)       Shares        Amount          Total
                               ------        ------      -----------     ----------     ------        ------          -----
SIX MONTHS ENDED
MAY 31,1996

BALANCE
 DECEMBER 1, 1995             4,655,490     $466,000     $11,154,000     $3,992,000     184,675     $(640,000)     $14,972,000

 Net loss                                                                (4,324,000)                                (4,324,000)
                              ---------     --------     -----------     ----------     -------     ---------      -----------

BALANCE
 MAY 31, 1996                 4,655,490     $466,000     $11,154,000     $ (332,000)    184,675     $(640,000)     $10,648,000
                              =========     ========     ===========     ==========     =======     =========      ===========


SIX MONTHS ENDED
MAY 31, 1995

BALANCE
 DECEMBER 1, 1994             4,542,990     $454,000     $10,870,000     $8,271,000     184,675     $(640,000)     $18,955,000

 Issuance of stock (Note 5)     100,000       10,000         265,000                                                   275,000

 Net loss                                                                  (598,000)                                  (598,000)
                              ---------     --------     -----------     ----------     -------     ---------      -----------


BALANCE
 MAY 31, 1995                 4,642,990     $464,000     $11,135,000     $7,673,000     184,675     $(640,000)     $18,632,000
                              =========     ========     ===========     ==========     =======     =========      ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 1996 AND 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                       1996             1995
                                                       ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $(4,324,000)     $ (598,000)
     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:
       Depreciation and amortization                    631,000         667,000
       Deferred income taxes                                 --         (56,000)
       Changes in assets and liabilities,
       net of acquisition:
        Accounts receivable                           4,232,000       5,688,000
        Inventories                                   5,147,000      (6,910,000)
        Other assets                                    717,000        (936,000)
        Accounts payable                             (4,353,000)      4,236,000
        Accrued expenses and other liabilities         (907,000)          6,000
        Liabilities subject to compromise             3,972,000              --
                                                    -----------     -----------
       Net cash provided by operating
        activiites                                    5,115,000       2,097,000
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition                                                 --      (3,834,000)
 Capital expenditures-net                              (122,000)       (157,000)
                                                    -----------     -----------
     Net cash used in investing activities             (122,000)     (3,991,000)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in notes payable - bank                 (3,350,000)      3,000,000
  Repayments of debt                                 (1,829,000)       (829,000)
                                                    -----------     -----------
     Net cash (used in) provided by
      financing activities                           (5,179,000)      2,171,000
                                                    -----------     -----------

NET (DECREASE) INCREASE IN CASH                        (186,000)        277,000

CASH, BEGINNING OF PERIOD                               862,000         584,000
                                                    -----------     -----------
CASH, END OF PERIOD                                 $   676,000     $   861,000
                                                    ===========     ===========

SUPPLEMENTAL INFORMATION:
 Cash paid during the period for:
  Interest                                          $   770,000     $   472,000
                                                    ===========     ===========
  Income taxes                                      $     8,000     $   166,000
                                                    ===========     ===========

SCHEDULE OF NON CASH INVESTING ACTIVITIES:
  Acquisition:
    Fair value of assets acquired                                   $ 4,109,000
    Common stock issued                                                 275,000
                                                                    -----------
  Total cash paid for the net assets acquired                       $ 3,834,000
                                                                    ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The consolidated financial statements as of May 31, 1996 and for the six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the period ended May 31, 1996 are not necessarily indicative of the operating results for the full year.

     Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.

2.   CHAPTER 11

     During the year ended November 30, 1995, the Company incurred losses of $4,279,000 and was unable to comply with certain financial covenants of its debt agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). As a result of the filing, the Company recorded all liabilities prior to the filing date as subject to compromise.

3.   INVENTORIES

     Inventories consist of:

                                          May 31,          November 30,
                                           1996               1995
                                        -----------        -----------
        Raw materials                   $ 1,960,000        $ 2,995,000
        Work in process                   1,685,000          3,253,000
        Finished goods                    4,499,000          7,043,000
                                        -----------        -----------
                                        $ 8,144,000        $13,291,000
                                        ===========        ===========

4.   DIP FACILITY

     On March 20, 1996, the Company obtained debtor-in-possession financing with its existing lender for $11 million due to expire in December 1996. (See
     Note 7 below.)

5.   ACQUISITION

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

6.   RESTRUCTURING COSTS

     Restructuring costs represent professional fees for the period March 20, 1996 to May 31, 1996.

7.   SUBSEQUENT EVENTS

     On September 19, 1996, the Company obtained debtor-in-possession financing from the CIT Group/Commercial Services, Inc. for a two year $15 million revolving credit facility. This facility replaced the Company's existing $11 million credit facility which was due to terminate in December 1996. (See Note 4 above.)

     On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing agreement with CIT/Group Commercial Services, Inc. (The "CIT Facility"), replacing the facility discussed above. The CIT Facility provides for a $10,500,000 revolving credit line of which $3,000,000 is available for letters of credit.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 19, 1996, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On May 12, 1997, the Company emerged from Chapter 11. During the Bankruptcy, the Company continued to operate as a debtor-in-possession.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1996 vs. 1995

Net sales for the three months ended May 31, 1996 (the "`96 Quarter") were $13,618,000, a decrease of $5,133,000 or 27.4% from the net sales of $18,751,000 in the comparable period in 1995 (the "`95 Quarter"). The decrease is attributable to a number of factors. The Company discontinued its import and big boys divisions, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued its import business because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's creditability, and the Company therefore lost programs for merchandise manufactured domestically and in the Dominican Republic. Import division sales decreased approximately $450,000 in the `96 Quarter compared to the `95 Quarter. Dobie (a division discontinued in 1995) and big boys divisions' sales decreased $2,830,000 and $270,000, respectively, in the `96 Quarter compared to the `95 Quarter. The remaining decrease represents the deterioration of the Company's customer base as many customers lost confidence in the Company's ability to deliver goods due to the bankruptcy proceedings.

Gross profit as a percentage of net sales decreased to 8.7% from 19.2% in the `95 Quarter. Margins decreased due to sales and markdown allowances to close out inventory in the discontinued divisions and the closing of inefficient manufacturing facilities.

Selling, general and administrative expenses for the `96 Quarter were $2,371,000 or 17.4% of sales as compared to $3,717,000 or 19.8% of sales for the `95 Quarter. The decrease in expenses was attributable to reduced salaries and fringes related to terminated employees, rent, design expenses, travel and entertainment, offset by increased professional fees relating to the bankruptcy filing.

Restructuring costs comprise professional fees relating to the bankruptcy filing.

Interest expense increased $287,000 for the `96 Quarter compared to the `95 Quarter due primarily to a facility charge of $250,000 from the Company's banks.

Six Months Ended May 31, 1996 vs. 1995

Net sales for the six months ended May 31, 1996 (the "`96 Period") were $26,428,000, a decrease of $7,339,000 or 21.7% from the net sales of $33,767,000 in the comparable period in 1995 ("`95 Period"). The decrease in sales volume is attributable to the same factors as indicated above. Import division sales decreased approximately $550,000 in the `96 period compared to the `95 period. Dobie and big boys divisions' sales decreased $1,950,000 and $890,000, respectively, in the `96 Period compared to the `95 Period. The remaining decrease represents the deterioration of the Company's customer base as described above.

Gross profit as a percentage of net sales decreased to 9.8% from 18.8% in the `95 Period for similar reasons as noted in the three month period.

Selling, general and administrative expenses for the `96 Period were $5,399,000 or 20.4% of sales as compared to $6,746,000 or 20.0% for the `95 Period. The decrease in expenses is attributable to similar reasons as those noted above with respect to the three month period.

Interest expense increased $429,000 in the `96 Period compared to the `95 Period. The increase is a reflection of higher short term borrowing levels and a $250,000 facility fee charge.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at May 31, 1996 increased $246,000 to $10,408,000 compared to $10,162,000 at November 30, 1995, due primarily to the reclassification of current liabilities to long term debt and liabilities subject to compromise, net of the loss for the '96 Period.

On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing agreement with CIT/Group Commercial Services, Inc. (The "CIT Facility"). See Note 7 to the Consolidated Financial Statements. Advances under the revolver bear interest at prime plus .85%. The advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. Under the CIT Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. In addition, the Company is required to comply with certain financial covenants, including minimum levels of EBITDA, working capital, tangible net worth and limits on capital expenditures. The Company has not borrowed on the CIT Facility.

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


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          (a) Exhibits

              Exhibit No.               Description
              -----------               -----------

                  27                    Financial Data Schedule

          (b) Reports on Form 8-K:

During the Quarter for which this report is filed, the Company filed one Current Report on Form 8-K, dated March 19, 1996, reporting that the Registrant filed a petition with the U.S. Bankruptcy Court for relief pursuant to Chapter 11 of the Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANDOVER TOGS, INC.


Date  December 22, 1997                By /s/   William L. Cohen
     --------------------                 ----------------------------
                                                William L. Cohen
                                                Chairman of the Board and
                                                Chief Executive Officer

Date  December 22, 1997                By /s/   Alan Kanis
     --------------------                 ----------------------------
                                                Alan Kanis
                                                Treasurer and Chief Financial
                                                and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                     Description
-----------                     -----------

   27                           Financial Data Schedule