Form 10-Q
period 1996-08-31
ANDOVER TOGS INC
filed 1997-12-23
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  August 31, 1996
                               -----------------

                        Commission file number  0-14674
                                               ---------

                               ANDOVER TOGS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                       13-5677957
    ------------------------------                    ----------------------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                    Identification Number)

   1333 Broadway, New York, New York                           10018
 --------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (212) 244-0700
                                                    ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES          NO   X
                                                    -----       -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  YES          NO   x
                                -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of December 22, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                August 31,       November 30,
                                                   1996             1995
                                                ----------       -----------
ASSETS

CURRENT ASSETS:
 Cash                                          $ 1,975,000       $   862,000
 Accounts receivable - net                       3,970,000         9,696,000
 Inventories (Note 3)                            5,163,000        13,291,000
 Refundable income taxes                                --           920,000
 Other current assets                              360,000           258,000
                                               -----------       -----------
         Total current assets                   11,468,000        25,027,000

PROPERTY, PLANT AND EQUIPMENT - Net              6,822,000         8,229,000

RESTRICTED FUNDS                                   360,000           360,000

OTHER ASSETS                                       173,000           365,000
                                               -----------       -----------
TOTAL                                          $18,823,000       $33,981,000
                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable - bank                          $        --       $ 6,200,000
 Accounts payable                                  366,000         4,612,000
 Accrued expenses and other current
  liabilities                                    2,034,000         2,034,000
 Current portion of long-term debt
  and obligations under capital leases                  --         2,019,000
                                               -----------       -----------
         Total current liabilities               2,400,000        14,865,000

LONG TERM DEBT AND LIABILITIES
         SUBJECT TO COMPROMISE (Note 2)          7,746,000         4,002,000

OTHER LIABILITIES                                       --           142,000
                                               -----------       -----------
         Total liabilities                      10,146,000        19,009,000
                                              ------------      ------------

STOCKHOLDERS' EQUITY:
 Common stock                                      466,000           466,000
 Additional paid-in capital                     11,154,000        11,154,000
 Retained earnings (accumulated deficit)        (2,303,000)        3,992,000
 Less treasury stock, at cost                     (640,000)         (640,000)
                                               -----------       -----------
         Total stockholders' equity              8,677,000        14,972,000
                                               -----------       -----------
TOTAL                                          $18,823,000       $33,981,000
                                               ===========       ===========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED AUGUST 31, 1996 AND 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                     1996             1995
                                                     ----             ----


NET SALES                                         $35,934,000      $58,383,000

COST OF GOODS SOLD (Note 3)                        31,615,000       48,735,000
                                                  -----------      -----------
GROSS PROFIT                                        4,319,000        9,648,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        6,847,000       10,312,000
                                                  -----------      -----------
LOSS BEFORE INTEREST AND RESTRUCTURING COSTS       (2,528,000)        (664,000)

RESTRUCTURING COST (Note 6)                         2,848,000               --
                                                  -----------      -----------
OPERATING LOSS                                     (5,376,000)        (664,000)

INTEREST EXPENSE, NET OF INTEREST INCOME
 OF $5,000 IN 1996                                    919,000          955,000
                                                  -----------      -----------
LOSS BEFORE INCOME TAX BENEFIT                     (6,295,000)      (1,619,000)

INCOME TAX BENEFIT                                        --          (535,000)
                                                  -----------      ------------
NET LOSS                                          $(6,295,000)      (1,084,000)
                                                  ===========      ===========

LOSS PER SHARE                                         $(1.41)           $(.24)
                                                       ======            =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          4,471,000        4,426,000
                                                    =========        =========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                     1996               1995
                                                     ----               ----

NET SALES                                        $  9,506,000       $24,616,000

COST OF GOODS SOLD (Note 3)                         7,764,000        21,308,000
                                                  -----------       -----------
GROSS PROFIT                                        1,742,000         3,308,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,448,000         3,566,000
                                                  -----------       -----------
INCOME (LOSS) BEFORE INTEREST
 AND RESTRUCTURING COST                               294,000          (258,000)

RESTRUCTURING COST (Note 6)                         2,248,000                --
                                                  -----------       -----------
OPERATING LOSS                                     (1,954,000)         (258,000)

INTEREST EXPENSE, NET OF INTEREST INCOME
 OF $3,000 IN 1996                                     17,000           480,000
                                                  -----------       -----------
LOSS BEFORE INCOME TAX BENEFIT                     (1,971,000)         (738,000)

INCOME TAX BENEFIT                                         --          (252,000)
                                                  -----------       -----------

NET LOSS                                          $(1,971,000)      $  (486,000)
                                                  ===========       ===========

LOSS PER SHARE                                          $(.44)            $(.11)
                                                        =====             =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          4,471,000         4,485,000
                                                    =========         =========


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED AUGUST 31, 1996 AND 1995
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                         Retained
                                    Common Stock         Additional      Earnings           Treasury Stock
                                -------------------       Paid-in       (Accumulated      -------------------
                                Shares       Amount       Capital        Deficit)         Shares       Amount          Total
                                ------       ------      ----------      -----------      ------       ------          -----
NINE MONTHS ENDED
AUGUST 31, 1996

BALANCE
 DECEMBER 1, 1995             4,655,490     $466,000     $11,154,000     $ 3,992,000     184,675     $(640,000)     $14,972,000

 Net loss                                                                 (6,295,000)                                (6,295,000)
                              ---------     --------     -----------     -----------     -------     ---------      -----------

BALANCE
 AUGUST 31, 1996              4,655,490     $466,000     $11,154,000      (2,303,000)    184,675     $(640,000)     $ 8,677,000
                              =========     ========     ===========      ==========     =======     =========      ===========


NINE MONTHS ENDED
AUGUST 31, 1995

BALANCE
 DECEMBER 1, 1994             4,542,990     $454,000     $10,870,000      $8,271,000     184,675     $(640,000)     $18,955,000

 Issuance of Stock
  (Note 5)                      100,000       10,000         265,000                                                    275,000

 Net loss                                                                 (1,084,000)                                (1,084,000)
                              ---------     --------     -----------     -----------     -------     ---------      -----------

BALANCE,
 AUGUST 31, 1995              4,642,990     $464,000     $11,135,000     $ 7,187,000     184,675     $(640,000)     $18,146,000
                              =========     ========     ===========      ==========     =======     =========      ===========



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 1996 AND 1995
(Unaudited)
--------------------------------------------------------------------------------

                                                          1996          1995
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $(6,295,000)   $(1,084,000)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                      918,000      1,011,000
      Write-down and sale of fixed assets                630,000             --
    Deferred income taxes                                     --       (101,000)
  Changes in assets and liabilities
  net of acquisition:
    Accounts receivable                                5,726,000     (2,547,000)
    Inventories                                        8,128,000     (3,019,000)
    Other assets                                       1,010,000       (810,000)
    Accounts payable                                  (4,246,000)     1,216,000
    Accrued expenses and other liabilities              (142,000)      (414,000)
    Liabilities subject to compromise                  3,692,000             --
                                                     -----------    -----------
           Net cash provided by (used in)
            operating activities                       9,421,000     (5,748,000)
                                                     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition                                                 --     (3,938,000)
  Capital expenditures-net                              (141,000)      (338,000)
                                                     -----------    -----------
     Net cash used in investing activities              (141,000)    (4,276,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in notes payable - bank                  (6,200,000)    11,500,000
  Repayments of debt                                  (1,967,000)    (1,155,000)
                                                     -----------    -----------
      Net cash (used in) provided by
      financing activities                            (8,167,000)    10,345,000
                                                     -----------    -----------

NET INCREASE IN CASH                                   1,113,000        321,000

CASH, BEGINNING OF PERIOD                                862,000        584,000
                                                     -----------    -----------
CASH, END OF PERIOD                                  $ 1,975,000    $   905,000
                                                     ===========    ===========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
    Interest                                         $   838,000    $   810,000
                                                     ===========    ===========
    Income taxes                                     $    10,000    $   170,000
                                                     ===========    ===========

SCHEDULE OF NON CASH INVESTING ACTIVITY:
  Acquisition:
   Fair value of assets acquired                                    $ 4,213,000
   Common Stock issued                                                  275,000
                                                                    -----------
     Total cash paid for the net assets acquired                    $ 3,938,000
                                                                    -----------


See notes to consolidated financial statements

ANDOVER TOGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The consolidated financial statements as of August 31, 1996 and for the nine month period have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results for the full year.

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

3.   INVENTORIES

      Inventories consist of:

                                August 31,            November 30,
                                  1996                    1995
                               ----------             -----------
      Raw materials            $  787,000             $ 2,995,000
      Work in process             881,000               3,253,000
      Finished goods            3,495,000               7,043,000
                               ----------             -----------
                               $5,163,000             $13,291,000
                               ==========             ===========

     Inventories and cost of goods sold at August 31, 1996 are determined based upon the estimated gross profit method.

4.   DIP FACILITY

     On March 20, 1996, the Company obtained debtor-in-possession financing with its existing lender for $11 million due to expire in December 1996. (See
     Note 7 below.)

5.   ACQUISITION

     On February 27, 1995 the Company acquired the inventory, trade names and customer orders of Dobie Industries, Inc. ("Dobie"), a manufacturer of children's and women's apparel. The purchase price was approximately $3,900,000 in cash, including acquisition fees, 112,500 shares of the Company's common stock and a warrant to purchase 50,000 additional shares of stock at $2.50 per share. The acquisition was accounted for as a purchase and gave rise to $832,000 of cost in excess of net assets acquired. In November 1995, based on an evaluation of Dobie's projected future operations, management wrote off the cost in excess of net assets acquired.

6.   RESTRUCTURING COST

     Restructuring cost represents professional fees for the period March 20, 1996 to August 31, 1996. Also included is the write down of leasehold improvements and accrued severance pay.

7.   SUBSEQUENT EVENTS

     Effective September 15, 1996, the Company negotiated a new lease for its executive office and showroom located in New York. The new lease expires December 31, 2001, and provides for minimum annual rental payments ranging from approximately $224,680 to $267,104.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 1996 vs. 1995

Net sales for the three months ended August 31, 1996 (the "`96 Quarter") were $9,506,000, a decrease of $15,110,000 or 61.4% from the net sales of $24,616,000 in the comparable period in 1995 (the "`95 Quarter"). The decrease is attributable to a number of factors. The Company discontinued its import and big boys divisions, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued its import business because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's creditability, and the Company therefore lost programs for merchandise manufactured domestically and in the Dominican Republic. Import division sales decreased approximately $2,135,000 in the `96 Quarter compared to the `95 Quarter. Dobie (a division discontinued in 1995) and big boys divisions' sales decreased $3,910,000 and $1,700,000, respectively, in the `96 Quarter compared to the `95 Quarter. The remaining difference represents the deterioration of the Company's customer base as many customers lost confidence in the Company's ability to deliver goods due to the bankruptcy proceedings.

Gross profit as a percentage of net sales increased to 18.3% from 13.4% in the `95 Quarter. Margins were lower in the `95 Quarter, since the Company accepted business at lower margins in order to keep the factories busy and to maintain market share. In the first six months of fiscal 1996, the Company attempted to reduce further margin erosion by terminating employees and closing inefficient manufacturing facilities. These steps had the effect of reducing the cost of sales in the '96 Quarter.

Selling, general and administrative expenses for the `96 Quarter were $1,448,000 or 15.2% of sales as compared to $3,566,000 or 14.5% of sales in the `95 Quarter The decrease in expenses was attributable to reduced salaries and fringes related to terminated employees, design expenses, travel and entertainment.

Restructuring cost comprises professional fees, write down of leasehold improvements and accrued severance pay relating to the bankruptcy proceedings.

Interest expense decreased $460,000 in the `96 Quarter compared to the `95 Quarter. The decrease was due to reduced short term borrowings as a result of reduced inventory levels, and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro, Alabama facility.

Nine Months Ended August 31, 1996 vs. 1995

Net sales for the nine months ended August 31, 1996 (the "`96 Period") were $35,934,000, a decrease of $22,449,000 or 38.5% from the net sales of $58,383,000 in the comparable period in 1995 (the "`95 Period"). The decrease in sales volume is attributable to the same factors as indicated above. Import division sales decreased approximately $2,685,000, in the `96 Period compared to the `95 Period. Dobie and big boys divisions' sales decreased $5,860,000 and $2,590,000, respectively, in the `96 Period compared to the `95 Period. The remaining decrease represents the deterioration of the Company's customer base as described above.

Gross profit as a percentage of net sales decreased to 12.0% from 16.5% in the `95 Period. The lower margins in the `96 Period were a reflection of large sales and markdown allowances to close out inventory in the discontinued divisions and the closing of inefficient manufacturing facilities that occurred primarily in the six months ended May 31, 1996.

Selling, general and administrative expenses for the `96 Period were $6,847,000 or 19.1% of sales as compared to $10,312,000 or 17.7% for the `95 Period. The decrease in expenses is attributable to similar reasons as those noted above with respect to the three month period.

Interest expense decreased $31,000 in the `96 Period compared to the `95 Period. The decrease is due to lower short term borrowing in the `96 Period and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro, Alabama facility in the `96 Period, offset by a $250,000 facility fee charge.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at August 31, 1996 decreased $1,094,000 to $9,068,000 compared to $10,162,000 at November 30, 1995, due primarily to the loss for the '96 Period before depreciation, amortization and write-down of fixed assets, net of the reclassification of current liabilities to long term debt and liabilities subject to compromise.

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

FORWARD-LOOKING STATEMENTS

Statements in this Report include forward-looking statements that involve a number of risks and uncertainties. These risks include, among others, the Company's sharp reduction in sales, narrow customer base and the other risks detailed from time to time in the Company's SEC reports. The Company's actual results could differ materially from those anticipated in the forward looking statements.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          (a)   Exhibits.

          Exhibit No.               Description
          ----------                -----------

              27                    Financial Data Schedule

          (b)   Reports on Form 8-K:

During the Quarter for which this report is filed, the Company filed one Current Report on Form 8-K, dated May 28, 1996, to report that the Registrant had entered into certain debtor-in-possession financing arrangements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANDOVER TOGS, INC.

Date  December 22, 1997                 By /s/   William L. Cohen
     -------------------                  ------------------------------
                                           William L. Cohen
                                           Chairman of the Board and
                                           Chief Executive Officer

Date  December 22, 1997                 By /s/     Alan Kanis
     -------------------                  ------------------------------
                                          Alan Kanis
                                          Treasurer and Chief Financial
                                          and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.             Description
----------              -----------

   27                   Financial Data Schedule