Form 10-K405
period 1997-11-30
ANDOVER TOGS INC
filed 1998-03-02
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                           Commission File No. 0-14674

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

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value at February 23, 1998 of shares of the Registrant's Common Stock, $.10 par value (based upon the mean between the bid and asked price of such stock as reflected in the over-the-counter market on such date), held by non-affiliates of the Registrant was approximately $306,346. Solely for the purpose of this calculation, shares held by the directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed an admission by the Registrant that such individuals are affiliates of the Registrant.

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes X   No
          ---    ---

The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of February 23, 1998, was 4,470,815.

                                     PART I

ITEM 1.  BUSINESS.

Reorganization under the Bankruptcy Code

         In the year ended November 30, 1995, the Company sustained a loss of $4,279,000. The loss caused the Company to cease to be in compliance with many of the financial covenants in its various credit agreements, resulting in defaults under those agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing facilities were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code"). The Company's shares of common stock were removed from listing on the NASDAQ National Market and now trade in the over-the-counter market in what are commonly referred to as the "pink sheets."

         The deterioration of the Company's business occurred over a period of years and resulted from a number of factors, principally the following:

         - The Company's customer base deteriorated as a result of an extremely weak retail environment, a consolidation among retailers and severe financial instability in the retail community.

         - The Company experienced continuing erosion of margins due to pressure from customers and competitors. Competition from imports had a severe impact on the Company's commodity or base products.

         - With excess domestic manufacturing capacity, the Company accepted some low margin business in order to keep its manufacturing facilities busy and maintain market share.

         - In February 1995, the Company acquired certain assets of Dobie Industries, Inc. ("Dobie"), a manufacturer of children's and ladies' apparel. Substantial difficulties were encountered in implementing the acquisition. The Company phased out its ladies' apparel division and was not successful in expanding its business with Dobie's former customers. A loss of $3,195,000 in the fourth quarter of fiscal 1995 included sales allowances and markdowns attributable to the Dobie business and an $832,000 write-off of cost in excess of net assets acquired from Dobie.

         - The filing for protection under the Bankruptcy Code itself exacerbated the Company's problems by reducing customer confidence.

         The Company obtained debtor-in-possession financing and conducted operations as a debtor-in- possession from March 19, 1996 to May 12, 1997 when it emerged from bankruptcy. During that period, the Company reorganized its business in a number of significant respects, including the following:

         - The Company closed several under-utilized and inefficient operating facilities: (i) an approximately 200,000 square foot leased facility in Scottsboro, Alabama, used for finishing, warehousing, distribution and office space, (ii) a 65,300 square foot leased facility in Springdale, North Carolina, used for sewing, finishing, warehouse and distribution, and (iii) a 15,000 square foot owned facility in Stevenson, Alabama. Prior to the bankruptcy proceedings, in early 1996, the Company had closed a sewing facility located in Pisgah, Alabama. Many of the operations previously conducted at Scottsboro, Springdale and Stevenson have been consolidated at the Company's remaining facilities in Pisgah, Alabama or New York City, and many of the operations conducted in those facilities and in Pisgah are or will be contracted out to unaffiliated manufacturers. (See "Item 2. Properties," for a fuller description of the Company's facilities).

         - The Company moved its executive offices and showrooms from a 34,500 square foot space located at One Penn Plaza, leased at an annual cost ranging from $766,000 to $932,200 to a 15,700 square foot space at 1333 Broadway, leased through 2001 at an annual cost ranging from $224,000 to $267,000.

         - Historically, the Company's products were primarily manufactured in the Company's domestic facilities and in the Company's facilities in the Dominican Republic. A greater reliance is being placed on the Company's facilities in the Dominican Republic and on outside contractors.

         - Prior to the bankruptcy filing, the Company had 1155 employees. The Company currently has approximately 455 employees.

         - Senior management has been reorganized. William L. Cohen continues as Chairman and Chief Executive Officer. Steven A. Schwartz joined the Company as President and Chief Operating Officer on December 4, 1997, and his duties include sales and merchandising administration. Alan Kanis continues as Chief Financial Officer. Stephen L. Fenyves continues as Senior Vice President. His duties include administration, manufacturing and sourcing.

         Net sales decreased from $80,552,000 in the fiscal year ended November 30, 1995, to $19,488,000 in the fiscal year ended November 30, 1997. After losses in fiscal 1995 and fiscal 1996 of $4,279,000 and $9,812,000, respectively, the Company's loss decreased to $1,991,000 in fiscal 1997. Included in the loss for fiscal 1996 and fiscal 1997 were reorganization items of approximately $6,375,000 and $1,617,000, respectively, consisting primarily of professional fees, the write off of property and equipment relating to facility closings, accrual of the lease rejection claim for the office space at One Penn Plaza and severance pay, termination of employment agreements and various other claims.

         On April 10, 1997, the U.S. Bankruptcy Court confirmed the Company's Joint Plan of Reorganization and Disclosure Statement ("Joint Plan"). The Joint Plan became effective on May 12, 1997, on which date the Company emerged from bankruptcy. On that date, the Company entered into a new two year financing agreement with CIT Group/Commercial Services, Inc. ("CIT") for a credit facility of up to $10,500,000 of which $3,000,000 is available for letters of credit (the "CIT Facility").
                                        2

Advances under the CIT Facility, as amended, are to be made at the discretion of CIT and shall bear interest at prime plus .85%. The CIT Facility is secured by all of the Company's assets other than its real estate. No borrowings have been made to date on the CIT Facility.

         On May 12, 1997, allowed and disputed general unsecured claims ("Class 4 Claims") totalled approximately $5,636,000. Each holder of an Allowed Class 4 Claim has received or will receive (i) a pro-rata share of $786,000 being paid in cash by the Company and (ii) a beneficial interest in a note ("Class 4 Note") in principal amount equal to the amount by which the sum of all Allowed Class 4 Claims exceeds $786,000. The Class 4 Note is payable quarterly, with interest at the rate of 6% per annum on the unpaid balance, commencing on June 30, 1997 based on a ten-year amortization schedule with the balance payable on May 12, 2002. The Class 4 Note also requires prepayments annually commencing in March 1998 in amounts aggregating 50% of the Company's excess cash flow (as defined) for the preceding fiscal year. The Class 4 Note is secured by a second lien on the same assets which secure the CIT Facility. The payee under the Class 4 Note is M.J. Sherman & Associates (the "Collateral Trustee") which acts as such payee and as trustee for the collateral securing the Class 4 Note pursuant to a Note and Collateral Trust Agreement dated May 12, 1997 among the Company, its subsidiaries and the Collateral Trustee. Each holder of an allowed Class 4 Claim has received or will receive a Certificate of Beneficial Interest in Class 4 Note ("Certificate of Beneficial Interest") evidencing such holders' beneficial interest in the Class 4 Note to the extent of such holder's ratable interest therein.

         On May 12, 1997, the Class 4 Note was issued in the principal amount of approximately $3,316,000, of which approximately $537,000 represented the pro-rata portion to be paid in cash in respect of undisputed claims, and there were approximately $1,783,000 of disputed claims. The principal amount of the Class 4 Note will be increased as disputed claims become allowed claims. The remaining disputed Class 4 Claim relates to a lease rejection claim (and related pre-petition rental claim), in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza. This claim is currently under litigation in the U.S. Bankruptcy Court. See "Item
3. Legal Proceedings." The Company has included in long-term debt and current portion of long-term debt approximately $1,399,000 as a reserve for all disputed claims.

Recent Developments
-------------------

         Subsequent to the end of fiscal 1997, the Company hired Steven A. Schwartz as its new President and Chief Operating Officer. See "Item 10. Directors and Officers of the Registrant" regarding Mr. Schwartz's background.

General
-------

         The Company reincorporated in 1986 under the laws of the State of Delaware. The Company was previously incorporated in New York in 1949. The Company and its subsidiaries are referred to collectively herein as the "Company". The Company conducts its operations directly, except that the Company's manufacturing facility in the Dominican Republic is operated by its subsidiary, Tortoni Manufacturing Corporation.

Products and Product Design
---------------------------

         The Company designs, manufactures and sells popular-priced children's active sportswear, including separate tops, dresses, slack sets, short sets, three-piece sets, warm-up sets, pants, jeans, skirts, coordinates and related separates. Such products are manufactured in girls' sizes infant through 14 and boys' sizes infant through toddler. The Company also designs, manufactures and sells girls' nightshirts and slips and markets and sells imported girls' underwear.

         The majority of the Company's products are everyday garments required in the wardrobe of the age group served. The garments are sold as non-branded merchandise, under store labels.

         The Company's products are designed and marketed for two principal selling seasons: Spring/Summer and Fall/Holiday. Retail prices for items in the Company's 1998 Spring/Summer collection of children's sportswear generally range from $4 to $20 and range from $6 to $25 for items in the Company's Fall/Holiday Collection.

         The Company's product lines of sportswear for each season typically consist of a variety of clothing items sold as separates as well as in coordinated sets. Each seasonal offering of separates contain items designed to enable customers to assemble coordinated outfits consisting of separate items within a product line. The Company's products are designed by an in-house staff which studies such indicators as prior years' product performance and current fashions as represented in retail stores and other apparel markets. Designers meet frequently with suppliers and customers to assess market reaction to the Company's product lines, to accommodate individual design requirements and to anticipate future retail demand.

Sales and Marketing
-------------------

         Sales during fiscal 1997 were made to approximately 120 customers, although the Company's 10 largest customers accounted for approximately 95% of the Company's sales. Wal-Mart Stores, Inc., the Company's largest customer, accounted for approximately 68% of the Company's 1997 sales. The loss of this customer would have an adverse effect on the Company's business. The Company does not have long-term contracts with its customers. Wal-Mart Stores, Inc. currently accounts for approximately 83% of the Company's booked orders. Accordingly, the Company is dependent upon the continued support of this customer, and it is essential that the Company expand its customer base in order to reduce its reliance on Wal-Mart Stores, Inc. At various times during the year, the Company has substantial credit exposure to its major customers.

         The Company currently has a direct, salaried sales force of five persons. In addition, the Company retains two commission sales representatives. The Company maintains a showroom at its principal office in New York City.

Production and Distribution
---------------------------

         Products accounting for approximately 73% of the Company's net sales in fiscal 1997 were manufactured in the Company's facility located in the Dominican Republic. The Company's domestic facility in Pisgah Alabama is now used primarily for cutting, finishing, distribution and warehousing. The balance of sales in fiscal 1997 was derived from imported goods and outside contractors made to the company's specifications. As a result of the closing of the Company's facilities in Scottsboro and Stevenson, Alabama, and in North Carolina, the consolidation of operations in Pisgah and New York City and the reorganization of the Company's manufacturing operations, there will be greater reliance placed on the Company's facility in the Dominican Republic and on domestic and foreign contractors.

         The Company's products are made from a variety of natural and synthetic fabrics and blends such as cotton, poly-cottons and acrylics, in such forms as knits, fleeces, corduroy and twills purchased from unaffiliated suppliers. As is customary in the industry, the Company does not have any long-term, formal arrangements with any of its suppliers of raw materials. The fabric and accessories market in which the Company purchases its raw materials is composed of a substantial number of suppliers with similar products and is characterized by a high degree of competition. The Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate and believes that it would be able to obtain sufficient raw materials of comparable quality should the products of any one of its suppliers become unavailable.

         Shipments are made against customer delivery schedules, generally from three to seven months after booking. The Company's customers have been reducing the lead time between the time when an order is firm and its scheduled delivery time. This has forced the Company in some instances to order piece goods based upon less than firm orders and increased the risk and extent of markdowns. Approximately 85% of the Company's garments are made to fill orders. Orders are booked and processed either through an electronic data interface system or through paper purchase orders.

Certain Cautionary Factors
--------------------------

         The following factors, in addition to those discussed elsewhere in this Report, should be considered carefully in evaluating the Company and its business.

         COMPETITION. The apparel industry, including children's active sportswear, is fragmented and highly competitive. Although the Company's products have been historically less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company does not accurately judge such preferences. The Company competes with numerous domestic and foreign manufacturers on the basis of quality, reliability and price. Many of the Company's competitors have substantially greater financial resources than the Company. In addition, the Company's customers have steadily increased the products they import directly.

         During the past several years, there has been a consolidation in the retail apparel industry, resulting in a reduction in the number of retailers available to purchase the Company's products. The remaining retailers are relatively larger and possess strengthened negotiating positions. These retailers have placed strong pricing pressures on the Company. It has become increasingly important that the Company cooperate closely with its customers, who are among the largest retailers in the United States, in the development of products and programs and that it be able to quickly and completely ship orders. In the period leading up to its filing under the Bankruptcy Code, the Company experienced difficulty in filling all of its orders, caused in large part by the inability to finance letters of credit. In addition, because of the bankruptcy proceedings, some of the Company's customers lost confidence in the Company's ability to deliver quality goods on time and turned to the Company's competitors.

         FINANCIAL CONDITION AND HISTORY OF LOSSES. The Company has suffered net losses in each of its last three fiscal years. The Company has not yet fully realized the benefits from its turnaround strategy, commenced during the bankruptcy proceedings, which included closing inefficient manufacturing facilities, reducing workforce, eliminating unprofitable product lines, strengthening senior management and making numerous other operational and financial improvements. See "Reorganization under the Bankruptcy Code" above. There can be no assurance that the Company will return to profitability.

         DEPENDENCE ON MAJOR CUSTOMERS. In fiscal 1997, approximately 68% of the Company's consolidated net sales were made to Wal-Mart Stores, Inc. as compared to 36% for fiscal 1996. Currently, Wal-Mart accounts for approximately 83% of the Company's orders, and the Company's ten largest customers accounted for approximately 95% of the Company's sales in fiscal 1997. Accordingly, resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base. The Company has no long-term commitments from its customers. The loss of Wal-Mart would have a material adverse effect on the Company.

         CONTROL BY OFFICER AND DIRECTOR. William L. Cohen, the Company's Chairman of the Board and Chief Executive Officer and his brother Peter A. Cohen, a director of the Company, together own approximately 60% (70% together with their sister, Carolyn Cohen Zelikovic) of the Company's common stock, $.10 par value ("Common Stock"), although they disclaim ownership of each other's shares. Consequently, they could, acting together, elect all of the Company's directors and control the outcome of all other issues submitted to the Company's stockholders. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         DISCLOSURE RELATING TO THINLY-TRADED AND LOW-PRICED STOCKS. During the bankruptcy proceedings, the Common Stock was delisted from NASDAQ and now trades only sporadically in the over-the-counter market. It is now quoted on the National Quotations Bureau's "Pink Sheets." In addition, the Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities, like the Company's Common Stock, with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules, particularly Rule 15g-9, require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. Bid and offer quotations, and the broker dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's Common Stock.

Backlog
-------

         At February 2, 1998, the amount of the Company's booked orders believed to be firm was approximately $4,997,000, all of which are expected to be filled during the current fiscal year. This compares with approximately $3,835,000 of such orders at February 3, 1997. The Company anticipates that sales volume for fiscal 1998 will be approximately the same as in fiscal 1997.

Seasonality
-----------

         The Company's products are designed and marketed for two principal selling seasons: Spring/Summer and Fall/Holiday. Shipments for the Spring/Summer season are made in the first half of the fiscal year, and shipments for the Fall/Holiday season are made in the second half of the fiscal year. The Company generally sells most of its merchandise and receives most of its revenues in the second half of the fiscal year, as demand is heaviest in connection with back-to-school and holiday merchandise. Because of seasonal shipping patterns, the Company's production and inventory levels fluctuate during the year.

Employees
---------

         In order to control costs, the Company has reduced its workforce by approximately 65% since November 30, 1994. At November 30, 1997, the Company employed approximately 420 persons, of whom approximately 385 persons were engaged in manufacturing, five were engaged in sales, and the balance were engaged in managerial and administrative functions. Reflecting its reduced sales volume and increasing use of contract production, the Company is continuously evaluating its staffing requirements.

         None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES.

         The following table sets forth in summary fashion the location of each of the Company's principal production facilities, its principal use, approximate floor space and the lease expiration date where leased.

                                                                 Approximate Floor         Year of Lease
          Location                  Description of Use            Space (sq. ft.)          Expiration(1)
          --------                  ------------------           -----------------         -------------

New York, New York             Executive offices and                   15,700                  2,001
                                  showrooms

Pisgah, Alabama                Cutting, finishing and                 120,000                    --
                                  distribution (2)
                               Equipment storage (2)                   80,000                    --
                               Warehouse                               10,000                    --
                               Warehouse                               15,000                    --
La Romana, Dominican           Sewing and finishing                    40,000                   1999 (3)
   Republic


-----------

(1) Facility is owned if no lease expiration date is set forth.

(2) This building is being listed for sale or lease.

(3) The lease provides for an option to construct an additional section of 20,000 square feet of space.


         The 1333 Broadway space is utilized for design, costing and procurement functions in addition to housing the Company's executive offices and showrooms. The Company believes that the space will be suitable and adequate for these needs for the foreseeable future.

         The Pisgah, Alabama facility consists of four separate buildings on approximately 22 acres of property, utilized as shown in the table above. In addition to functions already conducted at Pisgah, some of which are being moved to New York or are being outsourced, many of the Company's operations previously conducted by the Company in other locations have been consolidated into the Pisgah facility. The facility is relatively old with high maintenance costs. Its location requires additional ground transportation costs from ports of entry for products manufactured in the Dominican Republic and import goods. Expansion of services at the facility is limited by the availability of labor. The Company intends in the future to analyze alternative locations to serve as manufacturing, warehousing and distribution centers in place of Pisgah in order to reduce transportation costs and manufacturing times.

         The Company believes that its Dominican Republic facility is suitable and adequate for its needs at this time. Expansion of the facility may become necessary in the future, and for that purpose, the Company has an option to construct an additional 20,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

         On March 19, 1996 the Company, together with its wholly owned subsidiaries, Springdale Fashions, Inc., Tortoni Manufacturing Corp. and Stonehenge Financial Corp., filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company and such subsidiaries operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code until May 12, 1997 when they emerged from bankruptcy pursuant to the Plan (See "Item 1. Business -- Reorganization under the Bankruptcy Code").

         The Company is litigating in the U.S. Bankruptcy Court a lease rejection claim (and related pre- petition rental claim) by Mid-City Associates asserted against the Company in the bankruptcy proceedings seeking a total amount of approximately $1,552,000 relating to the Company's former executive offices and showroom at One Penn Plaza in New York City. The trial has concluded, and the dispute is now before the judge for decision. Even if the Company prevails, the decision can be appealed. The Company believes that the amount allowed for such lease and rental claims as a result of the litigation will be less than the $1,552,000 claimed. Any amount so allowed will be treated as an allowed Class 4 Claim in the manner described under "Item 1. Business -- Reorganization under the Bankruptcy Code."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

         Until May 1, 1996, the Company's Common Stock was traded in the over-the-counter market on the NASDAQ National Market (ticker symbol: ATOG). The following table sets forth, for the fiscal year ended November 30, 1996 through May 1, 1996, the quarterly high and low bid prices for the Common Stock, as reported by Nasdaq.


                                                               Bid Prices
                                                              -------------
         Fiscal Year Ended November 30, 1996                  High      Low
         -----------------------------------                  ----      ----                                      ----        ---
First Quarter                                                $1.625   $1.375
Second Quarter (through May 1, 1996)                         $1.375   $0.500


         On May 2, 1996, the Common Stock was delisted from the NASDAQ National Market and began trading in the over-the-counter market in what are commonly referred to as the "pink sheets" (symbol: ATOQ). Trading and quotations have been sporadic. The following table sets forth the high and low bid prices for the Common Stock as reported in the pink sheets by quarters for the period from May 2, 1996 through the fiscal year ended November 30, 1997.



                                                                Bid Prices
                                                              --------------
         Fiscal Year Ended November 30, 1996                  High       Low
         -----------------------------------                  ----       ---
Second Quarter (from May 2, 1996)                           $ 0.625     $ 0.500
Third Quarter                                                  --          --
Fourth Quarter                                              $ 0.625     $ 0.125

        Fiscal Year Ended November 30, 1997
        ------------------------------------

First Quarter                                               $ 0.625     $ 0.047
Second Quarter                                              $ 0.500     $ 0.250
Third Quarter                                               $ 0.625     $ 0.375
Fourth Quarter                                              $ 0.375     $ 0.250




         All over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Number of Stockholders
----------------------

         On February 3, 1998, there were approximately 127 holders of record of the Common Stock. A substantial number of shares of the Common Stock is held of record by brokers and depositories.

Accordingly, the Company believes that the actual number of holders of the Common Stock may be substantially higher.

Dividends
---------

         The Company has not paid cash dividends on its Common Stock for more than the past five years. The CIT Facility prohibits the declaration or payment of dividends of any kind on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following information has been derived from the audited Consolidated Financial Statements of the Company included elsewhere herein and in earlier filings of the Company on Form 10-K and should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included herein.



                                                       Fiscal Year Ended November 30,
                                                       ------------------------------
                                      1997            1996         1995            1994          1993
                                      ----            ----         ----            ----          ----
                                                    (in thousands, except per share data)

Income Statement Data

Net sales                          $19,488         $43,057        $80,552        $73,767         $89,289
Cost of goods sold                  16,139          37,363         70,582         60,138          72,298
Gross profit                         3,349           5,694          9,970         13,629          16,991
Selling, general and
   administrative expenses           3,661           8,129         13,619         12,481          15,106
(Loss) income before interest,
  reorganization items and
  write-off of cost in excess
  of net assets acquired              (312)         (2,435)        (3,649)         1,148           1,885
Reorganization items                 1,617(2)        6,375(2)          --             --              --
Write-off of cost in excess
   of net assets acquired               --              --            832(1)          --              --
Operating (loss) income             (1,929)         (8,810)        (4,481)         1,148           1,885
Interest expense, net                   35             992          1,435          1,006           1,455
(Loss) income before income
   tax provision (benefit)          (1,964)         (9,802)        (5,916)           142             430
Income tax provision
   (benefit)                            27              10         (1,637)            17             169
Net (loss) income                  ($1,991)        ($9,812)       ($4,279)          $125            $261

Net (loss) income
   per share                         ($.45)         ($2.19)         ($.96)          $.03            $.06

Weighted average shares              4,471           4,471          4,435          4,358           4,372

Balance Sheet Data

Working capital                   $  5,068        $  6,524      $  10,161      $  16,086       $  15,920

Total assets                         9,994          17,689         33,981         36,880          35,276
Long-term debt,
   excluding current portion         3,963           4,527          4,002          5,238           6,531

Stockholders' equity                 3,229           5,160         14,972         18,956          18,831


-----------------
(1) Write-off of cost in excess of net assets acquired related to the Dobie acquisition.

(2) Costs relating to proceedings under Chapter 11 of the Bankruptcy Code.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Bankruptcy and Reorganization
-----------------------------

         On March 19, 1996, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. During the bankruptcy, the Company continued to operate as a debtor-in-possession. On May 12, 1997, the Company emerged from Chapter 11. The Company has taken various steps to reduce its debts and restructure its business. See "Item 1. Business -- Reorganization under the Bankruptcy Code."

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of sales:


                                                                Fiscal Year Ended November 30,
                                                         1997          1996            1995
                                                         ----          ----            ----
Net sales............................................    100.0%         100.0%          100.0%
Cost of goods sold...................................     82.8           86.8            87.6
                                                         -----          -----           -----
Gross profit.........................................     17.2           13.2            12.4
Selling, general and
   administrative expenses...........................     18.8           18.9            16.9
Loss before interest, reorganization items,
  and write-off of cost in excess
  of net assets acquired.............................     (1.6)          (5.7)           (4.5)
Reorganization items.................................      8.3           14.8              --
Write-off of cost in excess of net assets
  acquired...........................................       --             --             1.0
                                                         -----          -----           -----
Operating (loss) ....................................     (9.9)         (20.5)           (5.5)
Interest expense, net................................       .2            2.3             1.8
                                                         -----          -----           -----
(Loss) before income tax (benefit)...................     10.1          (22.8)           (7.3)
Income tax (benefit).................................       .1             --            (2.0)
                                                         -----          -----           -----
Net (loss) ..........................................    (10.2%)        (22.8%)         (5.3%)
                                                         =====          =====           =====



1997 vs. 1996
-------------

         Sales for the 1997 fiscal year were $19,488,000 as compared to $43,057,000 in fiscal 1996, a decrease of $23,569,000 or 54.7%. The decrease is attributable to a number of factors. In fiscal 1996, the Company discontinued its big boys division and a division that relied on imported merchandise as its product source, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued the import-sourced division because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's credibility. The Dobie division, which was phased out and discontinued in 1995, continued to close out merchandise through fiscal 1996. The import-sourced division's sales decreased approximately $6,015,000 in 1997 compared to 1996. Dobie and big boys division sales decreased $1,850,000 and $4,900,000, respectively, in 1997 compared to 1996. The remaining decrease represents the decrease in the volume of sales to many of the Company's customers due to the bankruptcy proceedings.

         The Company's gross profit as a percentage of net sales increased to 17.2% in fiscal 1997 from 13.2% in fiscal 1996. The lower margin in fiscal 1996 was a reflection of large sales and markdown allowances to close out inventory in the discontinued divisions and costs associated with the closing of inefficient manufacturing facilities, as the Company attempted to combat further margin erosion.

         Selling, general and administrative expenses decreased $4,468,000 to $3,661,000 in fiscal 1997 from $8,129,000 in fiscal 1996. As a percentage of net sales, the expenses decreased from 18.9% to 18.8%. The decrease in expenses was attributable primarily to reduced salaries and fringe benefits relating to terminated employees; professional fees; rent; and depreciation and amortization, relating to fixed assets written off in 1996.

         The decrease in reorganization items of $4,758,000 from $6,375,000 in fiscal 1996 to $1,617,000 in fiscal 1997 resulted from the Company's emergence from bankruptcy on May 12, 1997. The reorganization items in fiscal 1997 included primarily professional fees related to the bankruptcy proceedings.

         Interest expense decreased $795,000 to $226,000 in 1997 from $1,021,000 in 1996. The decrease was due to the payment in fiscal 1996 of all bank debt and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro, Alabama facility. Interest expense in fiscal 1996 included $385,000 of facility fees relating to the various financings.

1996 vs. 1995
-------------

         Sales for the 1996 fiscal year were $43,057,000 as compared to $80,552,000 in fiscal 1995, a decrease of $37,495,000 or 46.5%. The decrease is attributable to a number of factors. The Company discontinued its import-sourced and big boys divisions, leaving it with girls' sizes infant through 14 and boys sizes infant through toddler. The Company discontinued its import-sourced division because it was unable to finance letters of credit. The Company's resulting inability to meet orders for imported merchandise affected the Company's credibility, and the Company therefore lost programs for merchandise manufactured domestically and in the Dominican Republic. The Company sustained large sales and markdown allowances attributable to the Dobie division which was phased out and discontinued in 1995. The import-sourced division's sales decreased approximately $6,650,000 in 1996 compared to 1995. Dobie and big boys division sales decreased $9,400,000 and $7,900,000, respectively, in 1996 compared to 1995. The remaining decrease represents the deterioration of the Company's customer base as many customers lost confidence in the Company's ability to deliver goods due to the bankruptcy proceedings.

         The Company's gross profit as a percentage of net sales increased to 13.2% from 12.4% in 1995. Margin erosion over the past two years was attributable to sales and markdown allowances to close out inventory, discontinued divisions and inefficient manufacturing facilities.

         Selling, general and administrative expenses decreased $5,490,000 to $8,129,000 in 1996 from $13,619,000 in 1995. As a percentage of net sales, the expenses increased from 16.9% to 18.9%. The

Company reduced its salaries and related fringe benefits by approximately $3,409,000. The Company reduced outside design expense by approximately $334,000, and related selling and shipping expenses including travel and entertainment in the amount of approximately $809,000. Rent and utilities decreased by approximately $463,000. The provision for doubtful accounts decreased by approximately $247,000. The increase in expenses as a percentage of net sales is indicative of the severe reduction in sales volume.

         The write off of cost in excess of net assets acquired of $832,000 in fiscal 1995 pertained to the Dobie acquisition. Reorganization items in 1996 related to the bankruptcy proceedings.

         Interest expense decreased $414,000 to $1,021,000 in 1996 from $1,435,000 in 1995. The decrease was due to the payment of all bank debt in fiscal 1996 and the release of interest payments relating to the Industrial Revenue Bond on the Scottsboro facility. Interest expense in fiscal 1996 included $385,000 of facility fees relating to the various financings. There were no facility fees included in fiscal 1995.

Liquidity and Capital Resources
-------------------------------

         On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into the CIT Facility. The CIT Facility, as amended, provides for a $10,500,000 discretionary revolving credit line, of which $3,000,000 is available for letters of credit. Advances under the revolver are to bear interest at prime plus .85%. Advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are secured by all of the Company's assets other than its real estate. Under the CIT Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. An amendment to the CIT Facility eliminated the financial covenants previously contained therein. The Company has not borrowed on the CIT Facility to date. See Note 5 of Notes to Consolidated Financial Statements.

         At November 30, 1997, working capital was $5,068,000, compared to $6,524,000 at November 30, 1996, due primarily to the Company's net loss for the year. The Company believes that cash generated from operations and available borrowings will be sufficient to meet working capital needs for the current fiscal year. The Company's current ratio, at November 30, 1997 and 1996, was 3.0 and 1.8, respectively.

         Under the provisions of the Internal Revenue Code, the Company has approximately $10.2 million of net operating loss carryforwards available to offset future tax liabilities of the Company, that expire from 2010 through 2012.

New Accounting Standards
------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company is required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating basic earnings (loss) per share, the dilutive effect of stock options will be excluded. The Company does not expect the impact on the earnings per share to be material.

Year 2000 Computer Software Conversion
--------------------------------------

         The Company relies on numerous computer programs in its day-to-day business. Older computer programs use only two digits to identify a year in the date field. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900, and the operation attempting to be performed may fail or crash, thus resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company.

Company Outlook and Current Uncertainties
-----------------------------------------

         The Company hired Steven A. Schwartz as its new President and Chief Operating Officer at the beginning of fiscal 1998. The Company has announced that Mr. Schwartz, together with a new team of experienced sales, marketing and design executives, seeks to rebuild and refresh the Company's core childrenswear business and to offer fashion and value childrenswear products. The Company also intends to consider opportunities for expanding its apparel lines beyond the current childrenswear offerings. During this rebuilding process, particularly in the first six months of 1998, the Company anticipates that it will continue to report losses. The Company believes that this rebuilding process will result in long term benefits for the Company by allowing it to build a stronger and broader customer base, although there can be no assurance that the Company will be able to do so. Currently, Wal-Mart Stores, Inc. accounts for approximately 83% of the Company's orders, and the Company's ten largest customers accounted for approximately 95% of the Company's sales in fiscal 1997. Accordingly, resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base.

Forward-Looking Statements
--------------------------

         This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Discussion containing such forward-looking statements may be found in the materials set forth under "Item
1. Business" and in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from those anticipated in the forward-looking statements. Such factors include those discussed under "Item 1. Business -- Certain Cautionary Factors" and elsewhere in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is included herein immediately following Part IV of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by this item was previously reported on Registrant's Current Reports on Form 8-K, dated March 7, 1997 and August 15, 1997, and such information is hereby incorporated herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors.

         The following table sets forth the names and ages and principal occupations of each of the Company's directors and the year in which each was first elected director.

Director                       Principal                                             Director
Name and Age                   Occupation                                              Since
------------                   ----------                                            --------
George S. Blumenthal (54)      Chairman of the Board and Treasurer of OCOM             1991
                               Corporation and NTL Incorporated and the
                               Chairman of the Board, CEO and Treasurer of
                               CoreComm Incorporated (1)

Peter A. Cohen (51)            Managing Member of Ramius Capital                       1981
                               Group, LLC (2)(3)(4)

William L. Cohen (56)          Chairman of the Board and Chief Executive               1979
                               Officer of the Company (3)(5)

Donald D. Shack (69)           Attorney, Shack & Siegel, P.C. (6)                      1986

Monte Wolfson (72)             President of Monte Wolfson                              1994
                               Associates, Inc. (7)

-----------

(1) Mr. Blumenthal has been Chairman of the Board and Treasurer of OCOM Corporat ion since 1990. He has been Chairman of the Board and Treasurer of NTL Incorporated since April 1993 and has been Chairman of the Board, CEO and Treasurer of CoreComm Incorporated since April 1989. Mr. Blumenthal was President of Blumenthal Securities, Inc., a New York Stock Exchange member firm for in excess of five years prior to November 1992. Mr. Blumenthal was the Chairman and Treasurer of Cellular Communications International, Inc. until April 1994. He was the Chairman and Treasurer of Cellular Communications, Inc. until August 1996, when such company merged into AirTouch Communications, Inc. He is a director of CoreComm Incorporated, OCOM Corporation and NTL Incorporated.

(2) Mr. Cohen is the Managing Member of Ramius Capital Group LLC, a private investment firm, which is the successor to Ramius Capital Corporation, of which Mr. Cohen had been the Managing Director since August 1994. From August 1994 until July 1997 he was a partner in Palladin Partners, a private investment management firm. From December 1992 through May 1994, Mr. Cohen was the Chairman of Republic New York Securities Corp. and Vice Chairman of Republic New York Corp. Prior to January 1990, Mr. Cohen was employed in various senior executive capacities by Shearson Lehman Hutton Inc., an investment banking firm, including as its Chief Operating Officer from 1979 to 1984 and as its Chairman and Chief

      Executive Officer from 1984 to January 1990. From May 1991 through December 1992 Mr. Cohen was President of Andrew Lauren & Co., Inc., an investment consulting firm. He is currently a director of Presidential Life Corporation, Trace Holdings, Inc., GRC International, Inc. and Olivetti SpA.

(3)   Messrs. William L. Cohen and Peter A. Cohen are siblings.

(4) Peter A. Cohen renders financial and management consulting services to the Company. Until March 19, 1996, he was paid a fee at the annual rate of $75,000 plus certain benefits. Effective March 19, 1996 his consulting fee was eliminated. Mr. Cohen received $18,750 in consulting fees during fiscal 1996. He has continued to render services without charge.

(5) For information regarding William L. Cohen's business history, see "Identification of Executive Officers" below.

(6) Mr. Shack has served as Secretary of the Company since 1986. Mr. Shack is a director and shareholder of the law firm of Shack & Siegel, P.C., which has served as general counsel to the Company since April 1993. Prior to April 1993, Mr. Shack was a member of Whitman & Ransom, which served as general counsel to the Company from January 1990 through March 1993. Prior to January 1990, Mr. Shack was a member of the law firm of Golenbock and Barell, which served as general counsel to the Company from 1986 through 1989. Mr. Shack is a director of Ark Restaurants Corp., International Citrus Corporation and Just Toys, Inc.

(7) Mr. Wolfson has been the President of Monte Wolfson Associates, Inc., a retail and marketing consultant, for over five years. In addition, Mr. Wolfson has been a United States Government advisor on the retail textile industry for over 25 years. From 1975 until his retirement in 1986, Mr. Wolfson was employed as President of Netco, Inc., the New York subsidiary of Zayre Group, an apparel retailer. Prior thereto he served as Chairman and CEO of Diana Stores, Corp., an apparel retailer. He was also Chairman of the Board of Ice Nine, Inc., an apparel manufacturer, from 1992 until March 1995.

         Each director holds office until the next annual meeting of stockholders and until his successor is elected and qualifies.

Identification of Executive Officers.
-------------------------------------

         The following table sets forth the names and ages of executive officers of the Company and all offices held by each such person on the date hereof.

Name                           Age               Position with the Company
----                           ---               -------------------------
William L. Cohen               56                 Chairman of the Board and
                                                    Chief Executive Officer

Steven A. Schwartz             53                 President and Chief Operating
                                                    Officer

Stephen Fenyves                53                 Senior Vice President -
                                                    Administration and Operations




Alan Kanis                     48                  Treasurer and Chief Financial
                                                    and Chief Accounting Officer

Stanley F. Schmoller           59                  Vice President - Manufacturing

Donald D. Shack                69                  Secretary



         Mr. William L. Cohen has been principally employed in senior managerial positions with the Company since 1965, as its Vice President-Administration from 1970 to 1983 and as its Chief Executive Officer since 1983. He was also President of the Company from 1983 until December 1997. Mr. Cohen was elected to the office of Chairman of the Board of Directors in 1987.

         Mr. Schwartz joined the Company as President and Chief Operating Officer effective December 4, 1997. Prior to his employment by the Company, Mr. Schwartz was President and Chief Operating Officer of the children's division of Bascorale LLC from February 1996 until August 1997. For over five years prior to February 1996, Mr. Schwartz was President and Chief Operating Officer of The Doe Spun Company, Inc.

         Mr. Fenyves has been employed by the Company since 1969 in various executive capacities, including Vice President-Administration from 1986 to 1988, Senior Vice-President-Administration, from 1989 to 1996 and in his present capacity since 1996.

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

         Mr. Shack has served as Secretary of the Company since 1986. See "Identification of Directors" above.

         Each executive officer holds office at the pleasure of the Board of Directors or until his successor has been duly elected and qualifies.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

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

         Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from December 1, 1996 through November 30, 1997, all filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

         The Summary Compensation Table below sets forth, for the last three fiscal years, all compensation paid or accrued to the chief executive officer and each other executive officer receiving salary and bonus in excess of $100,000 for services rendered to the Company and its subsidiaries during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                              LONG-TERM
                                                                          ANNUAL COMPENSATION               COMPENSATION
                                                                          -------------------               ------------
                                                                                            OTHER ANNUAL       OPTIONS
                                                   YEAR            SALARY       BONUS      COMPENSATION(1)     AWARDED
                                                   ----            ------       -----      ------------
William L. Cohen,                                  1997           $200,000(2)    --           $21,734            --
         Chairman of the Board                     1996            433,077(2)    --             --               --
         and Chief Executive Officer(3)            1995            500,000       --             --             20,000

Stephen Fenyves,                                   1997           $140,000       --             --               --
         Senior Vice President -                   1996            175,000       --             --               --
         Administration and Operations(3)          1995            179,609     $30,000          --             10,000

Alan Kanis,                                        1997           $150,000       --             --               --
         Treasurer and Chief Financial and         1996            166,000       --             --               --
         Chief Accounting Officer(3)               1995            169,680     $35,000          --             15,000

Stanley F. Schmoller,                              1997           $109,150       --             --               ---
         Vice President --Manufacturing            1996            132,807       --             --               ---
                                                   1995            138,540     $25,000          --             10,000

------------------

         (1) Except as shown, officers' benefits, including car allowances, medical, disability and life insurance and other benefits are valued, in the aggregate, below reportable thresholds.

         (2) Pursuant to the employment agreement between the Company and Mr. Cohen, more fully described below, Mr. Cohen was entitled to be paid a base salary of $500,000. Effective March 19, 1996, Mr. Cohen voluntarily reduced his base salary by 20% to $400,000. Effective December 1, 1996, Mr. Cohen further voluntarily reduced his base salary to $200,000.

         (3) See "Other Officer Compensation Arrangements," below.

         The following table details the total number and value of securities underlying unexercised options held at the end of the fiscal year ended November 30, 1997, separately identifying the exercisable and unexercisable options of the persons named in the summary compensation table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                                              Number of                      Value of Unexercised
                                                                         Unexercised Options                     In-the-Money
                            Shares Acquired         Value                   at FY-End (#)                   Options at FY-End (#)
         Name               on Exercise (#)      Realized ($)         Exercisable/Unexercisable           Exercisable/Unexercisable
         ----               ---------------      ------------         -------------------------           -------------------------

William L. Cohen                 ----                ----                 10,000      10,000                    $0          $0

Stephen Fenyves                  ----                ----                  5,000       5,000                    $0          $0

Alan Kanis                       ----                ----                  7,500       7,500                    $0          $0

Stanley F. Schmoller             ----                ----                  5,000       5,000                    $0          $0



Stock Options
-------------

         On June 13, 1995, the Company's stockholders ratified a new 1995 Stock Option Plan (the "1995 Plan"), which replaced the Company's prior Non-Qualified Stock Option Plan (the "NQ Plan"). The NQ Plan was terminated, although 103,500 options granted under the NQ Plan remain outstanding, 78,250 of which are currently exercisable. Officers, directors, employees and independent sales representatives were eligible for option grants to purchase shares of Common Stock under the NQ Plan. The 1995 Plan permits the grant of both non-qualified and incentive stock options. The 1995 Plan makes available, for issuance to directors, employees and consultants of the Company, options to purchase up to an aggregate of 225,000 shares of Common Stock. 65,000 of such options have been granted to date, of which 1,875 are exercisable.

         In addition, Steven A. Schwartz, the Company's new President, received options dated January 4, 1998, outside of the plans described above to purchase up to 300,000 shares of Common Stock at the exercise price of $.25 per share, the market value on the date of grant, 50,000 of which are exercisable. An additional 50,000 of such options become exercisable at the times that the Common Stock reaches and maintains each of the following progressive trading price thresholds: $1.50, $3.00, $4.00, $5.00 and $6.00. On January 30, 1998,
Donald D. Shack, the Company's Secretary and a director, received options outside of the plans described above to purchase 15,000 shares of Common Stock at the exercise price of $.25 per share, the market value on the date of grant, exercisable immediately, in consideration of legal services rendered to the Company.

         There were no in-the-money options at November 30, 1997.

Director Compensation
---------------------

         During each of the Company's past three fiscal years, a fee of $10,000 was paid to each of Messrs. Blumenthal and Wolfson in consideration of their acting as directors of the Company, except that in fiscal 1996, Mr. Blumenthal received $7,500. Due to the bankruptcy proceedings, Mr. Blumenthal's remaining $2,500 is being paid to him over a five year period as an unsecured creditor.

         The NQ Plan provided, and the 1995 Plan provides, for the annual grant of options to purchase 2,500 shares of Common Stock to members of the Company's Stock Option Committee (the "Committee") and outside directors who are not members of the Committee. During fiscal 1995, 1996 and 1997, Messrs. Blumenthal, Shack and Wolfson were each granted such options. These options are exercisable with respect to 25% of the shares covered thereby commencing one year from the date of grant and as to an additional 25% of the shares covered by the option upon each of the three succeeding anniversary dates of the date of grant.

Employment Agreement
--------------------

         William L. Cohen was employed under an agreement which expired in June 1996. The agreement provided for a base salary of $500,000 per annum, or such greater amount from time to time determined by the Board of Directors of the Company, incentive compensation in an amount equal to 5% of the Company's pretax income up to $3,000,000 and 6% of the Company's pretax income in excess of $3,000,000 and certain other benefits. Effective March 19, 1996, Mr. Cohen voluntarily reduced his base salary by 20% to $400,000, and effective December 1, 1996, Mr. Cohen further reduced his base salary to $200,000.

Other Officer Compensation Arrangements
---------------------------------------

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

         During the bankruptcy, the Company established an enhanced severance program to induce officers and certain key employees to remain with the Company. Stephen Fenyves, Alan Kanis and one other employee are currently included in this program. The program entitles the individuals to up to six months of additional severance if they are terminated without cause during the 18 month period that commenced on January 16, 1997.

         Mr. Schwartz and the Company entered into an agreement whereby, if the Company terminates Mr. Schwartz's employment without cause (as defined), Mr. Schwartz shall receive a severance payment ranging from two months' salary to one year's salary, depending on his length of service to the Company. In addition, Mr. Schwartz has received certain stock options, as described above under "Stock Options."

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Owners of More than Five Percent of Common Stock.
------------------------------------------------------------

         The following table sets forth certain information at February 23, 1998 with respect to the beneficial owners of more than five percent of the Common Stock.

     Name and Address                    Amount and Nature of                  Percent
   of Beneficial Owner                   Beneficial Ownership                  of Class
   -------------------                   -------------------                   --------
William L. Cohen                            1,400,697 (1)(2)                    31.2%
c/o Andover Togs, Inc.
1333 Broadway
New York, New York 10118

Peter A. Cohen                              1,304,407 (1)                       29.2%
c/o Andover Togs, Inc.
1333 Broadway
New York, New York 10118

Carolyn Cohen Zelikovic                        436,142(3)                        9.8%
c/o Andover Togs, Inc.
1333 Broadway
New York, New York 10118

Herbert Rosenstock,                            230,787 (4)                       5.2%
  Stanley Rosenstock and
General Sportswear Co., Inc.
23 Market Street
Ellenville, New York  12428

-----------------
(1) Does not include 41,250 shares held by a charitable foundation. Messrs. William L. and Peter A. Cohen are two of the five directors of such foundation and exercise shared voting power with respect to such shares.

(2) Includes 15,000 shares of Common Stock which Mr. Cohen has the right to acquire upon exercise of currently exercisable stock options.

(3)   Ms. Zelikovic is the sister of William and Peter Cohen.

(4) Based upon information provided to the Company by Herbert Rosenstock on January 9, 1998.

Beneficial Ownership of Common Stock by Directors and Executive Officers.
-------------------------------------------------------------------------

         The following table sets forth certain information at February 23, 1998 with respect to Common Stock beneficially owned by all directors, the executive officers named in the Summary Compensation Table above and all directors and executive officers of the Company as a group.


          Name of                           Amount and Nature of                Percent
      Beneficial Owner                      Beneficial Ownership                of Class
      ----------------                      --------------------                --------

George S. Blumenthal, Director                       62,785(1)                     1.4%

Peter A. Cohen, Director                          1,304,407(2)                    29.2%

William L. Cohen, Director,                       1,400,697(2)                    31.2%
  Chairman of the Board
  and Chief Executive Officer

Steven Fenyves, Senior Vice                          13,000(3)                       *
  President - Administration
  and Operations

Alan Kanis, Treasurer and                            11,250(4)                       *
  Chief Financial and Chief
  Accounting Officer

Stanley F. Schmoller, Vice                           15,750(5)                       *
  President - Manufacturing

Donald D. Shack, Director and                        80,150(6)                     1.8%
  Secretary

Monte Wolfson, Director                               3,750(7)                       *

All directors and executive officers              2,941,789(8)                    63.9%
  as a group (9 persons)


-------------
*     Less than one percent

(1) Includes 44,110 shares beneficially owned by Mr. Blumenthal as co-trustee and income beneficiary under a trust created under the will of Klara Blumenthal. Also includes 11,250 shares of Common Stock which Mr. Blumenthal has the right to acquire upon the exercise of stock options exercisable as of April 10, 1998.

(2) See "Beneficial Owners of More Than Five Percent of Common Stock" above for information in respect of shares of Common Stock beneficially owned by the Messrs. Cohen.

(3) Includes 7,500 shares of Common Stock which Mr. Fenyves has the right to acquire upon the exercise of currently exercisable stock options.

(4) Includes 11,250 shares of Common Stock which Mr. Kanis has the right to acquire upon the exercise of currently exercisable stock options.

(5) Includes 7,500 shares of Common Stock which Mr. Schmoller has the right to acquire upon the exercise of currently exercisable stock options.

(6) Includes 53,900 shares owned by Skylark Partners, a partnership of which Mr. Shack is a member. Also includes 26,250 shares of Common Stock which Mr. Shack has the right to acquire upon the exercise of stock options exercisable as of April 10, 1998.

(7) Includes 3,750 shares of Common Stock which Mr. Wolfson has the right to acquire upon the exercise of stock options exercisable as of April 10, 1998.

(8) Includes (i) 91,250 shares of Common Stock which certain executive officers have the right to acquire upon the exercise of currently exercisable stock options and (ii) 41,250 shares of Common Stock which certain directors may acquire upon the exercise of currently exercisable stock options.

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

         The firm of Shack & Siegel, P.C., of which Donald D. Shack is a director and shareholder, has served as general counsel to the Company since April 1993. Prior thereto, the firms of Whitman & Ransom and Golenbock and Barell, in both of which Mr. Shack was a member, served as general counsel.

         William L. Cohen is indebted to the Company in the amount of $74,000 in respect of certain expenses paid on behalf of Mr. Cohen in 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)          Financial Statements:

              The following consolidated financial statements of Andover Togs, Inc. and its subsidiaries are included herein.

              Independent Auditor's Report                           F-1

              Independent Auditors' Report                           F-2

              Consolidated Balance Sheets -
                  As of November 30, 1997 and 1996                   F-3

              Consolidated Statements of Operations -
                  Years ended November 30, 1997, 1996 and 1995       F-4

              Consolidated Statements of Stockholders' Equity -
                  Years ended November 30, 1997, 1996 and 1995       F-5

              Consolidated Statements of Cash Flows -
                  Years ended November 30, 1997, 1996 and 1995       F-6

              Notes To Consolidated Financial Statements             F-8

              Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts        F-18

              Exhibits:

     2(a) Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated January 30, 1997, incorporated by reference to Exhibit 16 to the Company's current report on Form 8-K dated April 10, 1997.

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

     3(d)     Restated By-laws of the Company, as amended through December 4,
              1997.

    10(a) English translation of Lease between Zona Franca Romana, S.A. and Tortoni Manufacturing Corp., dated 1987, incorporated by reference to Exhibit 10(h) to the May 1994 10-Q.

    10(b) The Company's Non-Qualified Stock Option Plan, as amended May 21, 1987 and April 9, 1992, incorporated by reference to Exhibit 4(a) to the Amendment to the Registration Statement on Form S-8 (SEC File No. 33-33963), as filed with the Securities and Exchange Commission on November 2, 1992.

    10(c) Form of Indemnity Agreement between the Company and its officers and directors, incorporated by reference to Exhibit 10(j) to the May 1994 10-Q.

    10(d) Insurance Agreement dated as of September 1, 1994 by and among the Company, William L. Cohen and Peter A. Cohen and Stanley I. Schachter, as trustees of the William L. Cohen Irrevocable Life Insurance Trust Agreement, dated January 31, 1984, incorporated by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q dated February 28, 1995.

    10(e) Post-Petition Revolving Credit and Security Agreement among Chemical Bank and Fleet Bank, N.A. as lenders, Fleet Bank, N.A. as agent and the Company dated May 28, 1996 incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K dated May 28, 1996 (the "May 1996 8-K").

    10(f)     The Company's 1995 Stock Option Plan, incorporated by reference to
              Exhibit 4(f) to the Company's quarterly report on Form 10-Q dated May 31, 1995 (the "May 1995 10- Q").

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

       16 Letter from Deloitte & Touche LLP dated August 15, 1997 incorporated by reference to the Company's current report on Form 8-K dated August 15, 1997.

       21     List of subsidiaries of the Company, incorporated by reference to
              Exhibit 21 to the May 1994 10-Q.

       23     Consent of Mahoney Cohen & Company, CPA, P.C.

       27     Financial Data Schedule.

(b)   Reports on Form 8-K:
      --------------------

         No reports on From 8-K were filed during the last quarter of fiscal
1997.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
Board of Directors of
  Andover Togs, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Andover Togs, Inc. and Subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows and the related Schedule II for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andover Togs, Inc. and Subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                         /s/  MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York
January 30, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Andover Togs, Inc.
New York, New York

We have audited the consolidated balance sheet as of November 30, 1995 (which is not included herein) and the accompanying consolidated statements of operations, stockholders' equity and cash flows of Andover Togs, Inc. and subsidiaries for the year ended November 30, 1995. Our audit also included the financial statement schedule as of and for the year ended November 30, 1995 listed in the index at Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Andover Togs, Inc. and subsidiaries at November 30, 1995, and the results of their operations and their cash flows for the year ended November 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1995 consolidated financial statements taken as a whole, presents fairly in all material respects the 1995 information set forth therein.

/s/  DELOITTE & TOUCHE LLP
New York, New York

February 9, 1996
(February 4, 1997 as to Note 8(b) and
May 12, 1997, as to Note 5)

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                  (In Thousands, Except Share Amounts)
                                                         1997              1996
                                                         ----              ----
ASSETS (Note 5)

CURRENT ASSETS:

    Cash                                                $ 3,045           $ 4,865
    Accounts receivable, net of allowance
       for doubtful accounts of $250 in 1997
       and $300 in 1996                                   1,841             2,870
    Inventories (Note 3)                                  2,487             3,617
    Assets held for sale (Notes 6 and 7)                     50             2,804
    Other current assets (Notes 1 and 9)                    234               241
                                                         ------           -------
                  Total current assets                    7,657            14,397

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 4 and 7)        2,237             3,158

OTHER ASSETS                                                100               134
                                                         ------           -------
TOTAL ASSETS                                            $ 9,994           $17,689
                                                        =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                    $   815           $   861
    Accrued expenses and other current liabilities
       (Note 8)                                             992             2,482
    Current portion of liabilities
       subject to compromise (Notes 2 and 7)                 --             4,530
    Current portion of long-term debt (Notes 2 and 7)       782                --
                                                         ------           -------

                  Total current liabilities               2,589             7,873

OTHER LIABILITIES                                           213               129

LIABILITIES SUBJECT TO COMPROMISE (Notes 2 and 7)           --              4,527

LONG-TERM DEBT (Notes 2 and 7)                            3,963                --
                                                         ------           -------
                                                          6,765            12,529
                                                         ------           -------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 13):
    Common stock, $.10 par value per share
       authorized 7,500,000 shares;
       issued 4,655,490 in 1997 and 1996;
       outstanding 4,470,815 in 1997 and 1996               465               465
    Additional paid-in capital                           11,154            11,154
    Unrealized gain - securities (Note 1)                    60                --
    Accumulated deficit                                  (7,810)           (5,819)
    Less treasury shares, at cost (184,675 shares
       in 1997 and 1996)                                   (640)             (640)
                                                         ------           -------
                                                          3,229             5,160
                                                         ------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 9,994           $17,689
                                                        =======           =======


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                              (In Thousands, Except Per Share Amounts)

                                                     1997        1996        1995
                                                   --------    --------    --------
NET SALES                                          $ 19,488    $ 43,057    $ 80,552

COST OF GOODS SOLD                                   16,139      37,363      70,582
                                                    -------     --------   --------
GROSS PROFIT                                          3,349       5,694       9,970

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                           3,661       8,129      13,619
                                                    -------     --------   --------

LOSS BEFORE INTEREST,
    REORGANIZATION ITEMS AND
    WRITE-OFF OF COST IN EXCESS
    OF NET ASSETS ACQUIRED                             (312)     (2,435)     (3,649)

REORGANIZATION ITEMS
    (Note 10)                                         1,617       6,375        --

WRITE-OFF OF COST IN EXCESS
    OF NET ASSETS ACQUIRED
    (Note 15)                                          --          --           832
                                                   --------    --------    --------

OPERATING LOSS                                       (1,929)     (8,810)     (4,481)

INTEREST EXPENSE, NET OF INTEREST
    INCOME OF $191 IN 1997,
    $29 IN 1996 AND $0 IN 1995                           35         992       1,435
                                                   --------    --------    --------

LOSS BEFORE INCOME TAX
    PROVISION (BENEFIT)                              (1,964)     (9,802)     (5,916)

INCOME TAX PROVISION
    (BENEFIT)(Note 11)                                   27          10      (1,637)
                                                   --------    --------    --------

NET LOSS                                           $ (1,991)   $ (9,812)   $ (4,279)
                                                   ========    ========    ========

NET LOSS PER SHARE                                 $  (0.45)   $  (2.19)   $  (0.96)
                                                   ========    ========    ========

WEIGHTED AVERAGE SHARES                            $  4,471    $  4,471    $  4,435
                                                   ========    ========    ========



See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                      (In Thousands)
                                                                                           Retained
                                                                 Additional  Unrealized    Earnings
                                              Common Stock         Paid-in     Gain-     (Accumulated    Treasury Stock
                                           Shares      Amount      Capital   Securities     Deficit)    Shares     Amount  Total
                                           ------      ------    ----------  ----------   ----------    ---------  -----   -----

BALANCE, DECEMBER 1, 1994                     4,543   $    454   $ 10,870   $      --       $8,272        185     $ (640)   $18,956

    Issuance of stock in                        112         11        284          --           --         --         --        295
    connection with acquisition (Note 15)

    Net loss                                     --         --         --          --       (4,279)        --         --     (4,279)
                                           --------   --------   --------   ---------     --------     ------   --------    -------

BALANCE, NOVEMBER 30, 1995                    4,655        465     11,154          --        3,993       185       (640)     14,972

    Net loss                                     --         --         --          --       (9,812)       --         --      (9,812)
                                           --------   --------   --------   ---------     --------    ------   --------    --------

BALANCE, NOVEMBER 30, 1996                    4,655        465     11,154          --       (5,819)      185       (640)      5,160

    Unrealized gain - securities                 --         --         --          60           --        --         --          60
    (Note 1)

    Net loss                                     --         --         --          --       (1,991)       --         --      (1,991)
                                           --------   --------   --------   ---------     --------    ------   --------    --------

BALANCE, NOVEMBER 30, 1997                    4,655   $    465   $ 11,154   $      60     $ (7,810)      185   $   (640)   $  3,229
                                           ========   ========   ========   =========     ========    ======   ========    ========




See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                          (In Thousands)

                                                      1997      1996      1995
                                                      ----      ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (1,991) $ (9,812) $ (4,279)
Adjustments to reconcile net loss
  to net cash (used in)
  provided by operating activities:

   Depreciation and amortization                         514      1,195    1,319
   Write-down of net fixed assets
     to reorganization items                             280      1,542       --
   Gain on exchange of property,
     plant, equipment and
     restricted cash                                    (434)       --        --
   Gain on sale of property, plant
     and equipment                                      (148)       --        --
   Settlement of unsecured claim                         (63)       --        --
   Deferred rent                                          84        --        --
   Write-off of cost in excess of
     net assets acquired                                  --        --        832
   Deferred income taxes                                  --        --       (777)
Changes in operating assets and
  liabilities, net of acquisition:

   Accounts receivable                                 1,029      6,826    2,963
   Inventories                                         1,130      9,674    3,982
   Refundable income taxes                                --        915     (920)
   Other current assets                                   67         --       --
   Other assets                                           17        253     (119)
   Accounts payable                                      (46)    (3,751)      52
   Liabilities subject to compromise                      --      5,003      --
   Accrued expenses and other current
     liabilities                                      (1,490)       434     (260)
                                                     -------    -------  -------

   Net cash (used in)
     provided by operating activities                 (1,051)    12,279    2,793
                                                     -------    -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in cash surrender value                        17         --       --
  Payment for acquisition of business                     --         --   (3,938)
  Proceeds from sale of property, plant
   and equipment                                         412         --       --
  Capital expenditures                                    (4)      (110)    (893)
                                                     -------    -------   ------

  Net cash provided by (used in)
   investing activities                                  425       (110)  (4,831)
                                                     -------    -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from
    notes payable - bank                                  --     (6,200)   3,800
  Repayments of long-term debt                        (1,194)    (1,967)  (1,483)
                                                     -------    -------  -------

    Net cash (used in)
     provided by financing activities                $(1,194)  $ (8,167) $ 2,317
                                                     -------    -------  -------

                                                                     (Continued)
See notes to consolidated financial statements

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                               (In Thousands)

NET (DECREASE) INCREASE IN CASH                       $(1,820)     $ 4,002   $    279

CASH, BEGINNING OF YEAR                                 4,865          863        584
                                                      -------      -------   --------
CASH, END OF YEAR                                     $ 3,045      $ 4,865   $    863
                                                      =======      =======   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                          $   199      $ 1,055   $  1,406
                                                      =======      =======   ========

Income taxes                                          $    24      $    12   $    176
                                                      =======      =======   ========

The following liabilities which were outstanding at November 30, 1995 and still outstanding on March 19, 1996 have been reclassified to "liabilities subject to compromise."

  Accounts payable                                    $    --      $    --   $     72
  Accrued expense and other
    current liabilities                                    --           --        674
  Long-term debt and obligations
    under capital leases                                   --           --      3,256
                                                      -------      -------   --------
                                                      $    --      $    --   $  4,002
                                                      =======      =======   ========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Exchange of property, plant and equipment:
  Release of Industrial Revenue Bond                  $ 3,055      $    --   $     --
  Property, plant and equipment and
    restricted cash                                    (2,621)          --         --
                                                      -------      -------   --------

Gain on exchange                                      $   434      $    --   $     --
                                                      =======      =======   ========

Acquisition of business:

  Fair value of assets acquired                       $    --      $    --   $  4,233
  Common stock issued                                      --           --       (295)
                                                      -------      -------   --------

            Total cash paid                           $    --      $    --   $  3,938
                                                      =======      =======   ========
CONVERSION OF LIABILITIES
  SUBJECT TO COMPROMISE:

Balance at November 30, 1996                          $ 9,057      $    --   $     --

  1997 Activity:
    Exchange of Scottsboro-IRB                         (3,055)
    Conversion to Class 4 Notes                        (3,316)          --         --
    Mid-City disputed claim                            (1,399)          --         --
    Amounts paid                                       (1,067)          --         --
    Adjustment of accrual                                (220)          --         --
                                                      -------      -------   --------
                                                       (9,057)          --         --
                                                      -------      -------   --------

Balance at November 30, 1997                          $   -0-      $    --   $     --
                                                      =======      =======   ========

See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General - Andover Togs, Inc. (the "Company") is engaged in the design, manufacture, import and sale of active sportswear primarily for infants, toddlers and children, principally to national retail stores.

      The Company is headquartered in New York with manufacturing facilities located in Alabama and the Dominican Republic. The Company's North Carolina facility closed in November 1996. A significant amount of inventory is manufactured in the Dominican Republic.

      Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Springdale Fashions, Inc., Tortoni Manufacturing Corporation and Stonehenge Financial Corporation. All material intercompany profits, transactions and balances have been eliminated.

      Fair Value of Financial Instruments - For financial instruments including cash, accounts receivable and payable and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The carrying amount of long-term debt, which bears interest at floating rates, also approximates fair value. Based on the borrowing rates currently available to the Company, the estimated fair value of the Class 4 Notes and disputed claim is approximately $3,800,000 as of November 30, 1997.

      Available-For-Sale Securities - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. As of November 30, 1997, $60,000 has been classified as unrealized gain-securities.

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and cash. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal trade losses. At November 30, 1997 and 1996, approximately 78% and 80%, respectively, of the Company's net accounts receivable balances were due from three national retail customers. Sales to these three entities comprised approximately 85%, of which one customer represents approximately 68%, of net sales for the year ended November 30, 1997, approximately 36%, 29% and 13%, respectively, of net sales for the year ended November 30, 1996 and approximately 30%, 29% and 10%, respectively, of net sales for the year ended November 30, 1995. The Company maintains cash balances at various banks earning interest. Accounts at banks are insured up to certain limits. The Company does not anticipate any losses with respect to cash.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

      Net Loss Per Share - Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. For fiscal 1997, 1996 and 1995, outstanding stock options are not included in the calculation, as the effect would have been anti-dilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS#128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating basic earnings (loss) per share, the dilutive effect of stock options will be excluded. The Company does not expect the impact on the earnings per share to be material.

      Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. The impact of this is discussed in Notes 4 and 6.

      Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                            Years
                                                            ------
         Buildings                                            30
         Machinery and equipment                             3 - 10
         Leasehold improvements                        Lesser of useful life
                                                          or lease term

      Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

      Revenue Recognition - Revenue is recognized at the time the merchandise is shipped.

      Accounting for Stock Options - Prior to December 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During the fiscal year ended November 30, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

      Reclassifications - Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

2.    CHAPTER 11 FILING

      During the year ended November 30, 1995, the Company incurred net losses of $4,279,000 and was unable to comply with certain covenants of its existing debt agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

      Subsequent to March 19, 1996, the Company obtained debtor-in- possession financing with its lenders to expire in December 1996. On September 19, 1996, the Company obtained a new debtor-in-possession financing ("DIP Facility") which was to expire in September 1998. The DIP Facility was replaced by a two-year financing agreement on May 12, 1997 (see Note 5).

      The Company has taken the following actions, among others, to reorganize the Company's business and enable it to emerge from bankruptcy.

      An approximately 200,000 square foot leased facility in Scottsboro, Alabama, used for finishing, warehousing, distribution and office space has been closed (see Note 6). A 65,300 square foot leased facility in Springdale, North Carolina, used for sewing, finishing, warehouse and distribution was closed on December 4, 1996. A 15,000 square foot owned facility in Stevenson, Alabama, used for sewing has been closed and sold. Many of the operations previously conducted at Scottsboro, Springdale and Stevenson have been consolidated at the Company's remaining facilities in Pisgah, Alabama, or New York City, and many of the operations previously conducted in those facilities and in Pisgah are or will be subcontracted out to unaffiliated manufacturers.

      The Company moved its executive offices and showrooms from the 34,500 square foot space located at One Penn Plaza, New York, New York, leased at an annual cost ranging from $766,000 to $932,000 to a 15,700 square foot space at 1333 Broadway, New York, New York, leased at an annual cost ranging from $224,000 to $267,000 (see Note 11). As a result of this move, the Company wrote off approximately $615,000 of leasehold improvements during the year ended November 30, 1996. The new lease expires in 2001.

      On February 28, 1997, the Company filed its Plan of Reorganization under Chapter 11 of the Bankruptcy Code. The Plan, among other things, classifies the claims in categories for payment. The priority and convenience class claims (under $2,000) were to be paid immediately. The general unsecured claims are to be paid 100% of their claim with interest at 6% per annum, payable in quarterly installments of principal and interest that commenced on June 30, 1997 based on a ten-year amortization schedule with the balance payable on the fifth anniversary (see Note 7(a)).

      On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a new financing agreement (see Note 5).

3.    INVENTORIES

                                                  (In Thousands)
                                                    November 30,
                                              -----------------------
                                              1997               1996
                                              ----               ----
         Raw materials                     $     497          $     765
         Work-in-process                         992                911
         Finished goods                          998              1,941
                                           ---------          ---------
                                           $   2,487          $   3,617
                                           =========          =========


4.       PROPERTY, PLANT AND EQUIPMENT



                                                    (In Thousands)
                                                     November 30,
                                               -----------------------
                                               1997               1996
                                               ----               ----

         Land                                $       14         $       14
         Buildings                                3,110              3,348
         Leasehold improvements                     276                350
         Machinery and equipment                  4,790              5,321
                                             ----------         ----------
                                                  8,190              9,033

         Less accumulated depreciation

         and amortization                         5,953              5,875
                                             ----------         ----------
                                             $    2,237         $    3,158
                                             ==========         ==========


         Property, plant and equipment has been adjusted by approximately $314,000 and $36,000 at November 30, 1997 and 1996, respectively, representing an impairment as determined by Management.

5.       REVOLVING CREDIT FACILITY

         On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing agreement with CIT/Group Commercial Services, Inc. (the "CIT Facility"). The CIT Facility, as amended, provides for a discretionary $10,500,000 revolving credit line, of which $3,000,000 is available for letters of credit. Advances under the revolver are to bear interest at prime plus .85%, which, at November 30, 1997, was 9.35%. Advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. Under the CIT Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. An amendment to the CIT Facility eliminated the financial covenants previously contained therein. The Company has not borrowed on the CIT Facility.

6.       ASSETS HELD FOR SALE

         Assets held for sale represents property, plant and equipment segregated and held for sale. Asset held for sale is summarized as follows:

                                                         (In Thousands)
                                                         November 30,
                                                     ----------------------
                                                     1997             1996
                                                     ----             ----
          Machinery and equipment                     $ 90            $ 237
          Property, plant and
            equipment and restricted
            cash-Scottsboro facility
            (Note 7(b))                                 --            2,621

         Impairment                                   $(40)             (54)
                                                      ----            -----
                                                      $ 50           $2,804
                                                      ====           ======

7.       LONG-TERM DEBT AND LIABILITIES SUBJECT TO COMPROMISE


                                                          (In Thousands)
                                                           November 30,
                                                       ---------------------
                                                       1997             1996
                                                       ----             ----
         Long-term debt (a)                          $ 4,563          $    --
         Liabilities subject to compromise (a)            --            6,002
         Obligation under capital lease (b)               --            3,055
         Other                                           182               --
                                                     -------          -------
                                                       4,745            9,057

         Less current portion                            782            4,530
                                                     -------          -------
                                                     $ 3,963          $ 4,527
                                                     =======          =======


(a) On May 12, 1997 (the effective date the Company emerged from bankruptcy), a note was established for allowed and disputed general unsecured claims. Each holder of an allowed claim has received or will receive (i) a pro- rata share of $786,000 being paid in cash by the Company and (ii) a beneficial interest in a note in principal amounts equal to the amount by which the sum of all such claims exceeds $786,000 (the "Note"). The Note is payable quarterly, with interest at the rate of 6% per annum on the unpaid balance, commencing June 30, 1997 based on a ten year amortization schedule with the balance payable on May 12, 2002. The Note also requires prepayments annually commencing in March 1998 in amounts aggregating 50% of the Company's excess cash flow (as defined) for the preceding fiscal year. There is no excess cash flow (as defined) for fiscal 1997. The Note is secured by a second lien on the same assets which secure the CIT Facility.

         At November 30, 1997, there was one remaining disputed claim, which relates to a lease rejection claim (and related pre-petition rental claim) in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza, New York City. This claim is currently under litigation in the U.S. Bankruptcy Court. The trial has concluded, and the dispute is now before the judge for decision. Even if the Company prevails, the decision can be appealed. The Company has included in Long-Term Debt and Current Portion of Long- Term Debt, approximately $1,399,000 as a reserve for this claim at November 30, 1997.

(b) During 1989, a municipality issued an Industrial Revenue Bond in the principal amount of $3,600,000, the proceeds of which were used to finance the construction of a 200,000 square foot manufacturing and distribution facility. This transaction was accounted for as a capital lease. The bond was payable in annual installments of varying amounts with interest payable semi-annually at 9-7/8% per annum. As of February 4, 1997, this obligation was deemed satisfied, and the Company was released from any claim with respect to the Scottsboro facility (see
         Note 6).

         At November 30, 1997, original repayment terms for the principal portion of long-term debt and liabilities subject to compromise were as follows:

                                                (In Thousands)
                               Year                 Amount
                               ----                -------
                               1998                 $  782
                               1999                    510
                               2000                    514
                               2001                    489
                               2002                  2,450
                                                    ------
                                                    $4,745
                                                    ======

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                            (In Thousands)
                                                             November 30,
                                                        ------------------------
                                                        1997               1996
                                                        ----               ----

         Accrued payroll                                $  212           $     320
         Accrued professional fees                         160                  --
         Accrued reorganization items                      231               1,384
         Other                                             389                 778
                                                        ------           ---------
                                                        $  992           $   2,482
                                                        ======           =========


9.    OTHER CURRENT ASSETS

      Other current assets consists of the following:


                                                               (In Thousands)
                                                                November 30,
                                                            ---------------------
                                                            1997             1996
                                                            ----             ----
         Available-for-sale securities                      $ 113             $  69
         Due from officer                                      74                37
         Advances to suppliers                                 --                44
         Other                                                 47                91
                                                            -----             -----
                                                            $ 234             $ 241
                                                            =====             =====


10.   REORGANIZATION ITEMS

      Due to the filing for protection under Chapter 11 of the Bankruptcy Code, the Company incurred expenses relating to the hiring of professionals and facility closing costs for the year ended November 30, 1997 and 1996 as follows:

                                                                  (In Thousands)
                                                                   November 30,
                                                      ---------------------------------
                                                        1997                       1996
                                                        ----                       ----
         Professional fees                              $    1,758           $    2,448
         Write off of property and
                other costs relating to
                plant closings                                 280                1,542
         Gain on exchange of property
                plant and equipment                           (434)                  --
         Gain on sale of property and
                equipment                                      (95)                  --
         Moving expenses                                        --                  366
         Lease rejection claim                                  --                1,000
         Employment agreement claims                            --                  458
         Interest on convenience and
                priority claims                                 38                   --
         Payroll taxes on priority and
                unsecured claims                                93                   --
         Severance pay                                          37                  275
         Settlement of claims                                  (63)                  --
         Other                                                   3                  286
                                                        ----------           ----------
                                                        $    1,617           $    6,375
                                                        ==========           ==========



      At November 30, 1997, approximately $231,000 of reorganization items remained in accrued liabilities. This amount represents estimated future cash outflows for professional fees. A summary of the reorganization activity is presented below:


                                                                         (In Thousands)

         Balance at December 1, 1995                                        $     0

         1996 provision                                                       6,375
         1996 activity:
         Cash outflow for professional fees                                  (1,204)
         Non-cash write off of property and other
                costs relating to plant closings                             (1,542)
         Non-cash rejection of lease claim                                   (1,000)
         Non-cash employment agreement claims                                  (458)
         Moving expenses                                                       (366)
         Reduction in workforce-severance pay                                  (135)
         Other                                                                 (286)
                                                                            --------
         Balance at November 30, 1996                                         1,384

         1997 provision                                                       1,617
         1997 activity:
         Cash outflow for professional fees                                  (2,179)
         Non-cash write-off of property and other
                costs relating to plant closings                               (280)
         Interest and payroll taxes on claims                                  (131)
         Reduction in workforce-severance pay                                  (177)
         Other                                                                   (3)
                                                                            --------
         Balance at November 30, 1997                                       $   231
                                                                            ========

11.   INCOME TAXES

      The income tax provision (benefit) consists of the following:

                                                      (In Thousands)
                                                  Year Ended November 30,
                                           -------------------------------------
                                           1997           1996              1995
                                           ----           ----              ----
       Current:
           Federal                        $   --          $   --         $  (868)
           State and local                    27              10               8
                                          ------          ------          -------
              Total current                   27              10            (860)
       Deferred                               --              --            (777)
                                          ------          ------         --------
                                          $   27          $   10         $(1,637)
                                          ======          ======        ========


       The (benefit) provision for income taxes differs from amounts computed at statutory rates as follows:

                                                      (In Thousands)
                                                  Year Ended November 30,
                                              ---------------------------------
                                              1997         1996            1995
                                              ----         ----            ----
       Federal income taxes at
           statutory rates                   $(648)       $(3,333)        $(2,011)
       Increase (decrease)
           resulting from:
       Valuation allowance                     648          3,333             352
       State and local taxes,
           net of Federal income
           tax benefit                          27             10              30
       Reversal of prior years'
           under provision                      --             --               8
       Other                                    --             --             (16)
                                             -----        -------         -------
                                             $  27        $    10         $(1,637)
                                             =====        =======         =======

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 1997 and November 30, 1996 are presented below:

                                                                (In Thousands)
                                                          November 30,    November 30,
                                                              1997           1996
                                                            --------       --------
         Deferred tax liabilities:
         Difference between book and tax
           basis of property                                 $    --        $  589
                                                             -------       -------
         Deferred tax assets:
         Difference between book and tax
           basis of property                                 $    88            --
         Expenses capitalized into inventory                      52            43
         Expenses not currently deductible                       596           612
         Reserves not currently deductible                        96           166
         Net operating loss                                    4,066         3,823
         Other                                                    --            19
                                                             -------       -------
                                                               4,898         4,663
                                                             -------       -------
         Net deferred tax asset                                4,898         4,074
         Less valuation allowance                             (4,898)       (4,074)
                                                             -------       -------
         Net deferred tax                                    $    --       $    --
                                                             =======       =======


         At November 30, 1997, the Company has a federal net operating loss carryforward for income tax purposes of approximately $ 10,200,000 which will expire as follows:

                                           (In Thousands)
                     Year                       Amount
                     ----                       ------
                     2010                      $ 2,200
                     2011                        7,500
                     2012                          500
                                               -------
                                               $10,200
                                               =======
12.      COMMITMENTS AND CONTINGENCIES

         a. Effective September 15, 1996, the Company negotiated a lease for its executive office and showroom located in New York. The new lease expires on December 31, 2001 and provides for minimum annual rental payments ranging from approximately $224,000 to $267,000. The Company also leases various warehousing, manufacturing and office facilities and equipment under operating leases. Future minimum rental payments under these leases as of November 30, 1997 are as follows:

                                           (In Thousands)
                      Year                     Amount
                      ----                     ------
                      1998                     $  398
                      1999                        379
                      2000                        266
                      2001                        267
                      2002                         22
                                               ------
                                               $1,332
                                               ======

            Rental expense was $418,000, $839,000 and $1,350,000 for the years ended November 30, 1997, 1996, and 1995, respectively.

         b. At November 30, 1997, the Company was contingently liable for open letters of credit of approximately $177,000.

13.      STOCK OPTION PLAN

         The Company adopted a new non-qualified and incentive stock option plan in May 1995 to replace its old non-qualified and incentive stock option plans (the "1995 Plan"). The 1995 Plan provides for options to be granted for the purchase of up to 225,000 shares of common stock at prices not less than 80% for the non-qualified options and 100% for the incentive options of the fair market value of the common stock at the date of the grant. Options granted as incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code. No new options can be granted under the old plans, although 103,500 options remained outstanding under the Company's old non-qualified plan, and 15,000 options were outstanding under the 1995 Plan, at November 30, 1997. As of November 30, 1997, no incentive stock options had been granted.

         A summary of activities for the non-qualified stock options is as follows:

                                                    Number      Weighted Average
                                                  of Shares      Price per Share
                                                  ---------      ---------------
         Options outstanding,
          December 1, 1994                         245,000          $3.179
              Granted                              146,500           1.943
              Cancelled                            (28,600)          2.575
                                                   -------
         Options outstanding,
          November 30, 1995                        362,900           2.727
              Granted                                7,500            .875
              Cancelled                           (249,200)          2.975
                                                  --------
         Options outstanding,
          November 30, 1996                        121,200           2.104
              Granted                                7,500            .375
              Cancelled                            (10,200)          2.927
                                                  --------
         Options outstanding,
          November 30, 1997                        118,500          $1.924
                                                  ========          ======
         Exercisable at November 30, 1997           59,875          $2.216
                                                  ========          ======

         There were 210,000 shares reserved for future grant at November 30, 1997. The options expire beginning April 1999 through April 2004.

14.      DEFINED CONTRIBUTION PLAN

         The Company maintains a defined contribution plan subject to Section 401(k) of the Internal Revenue Code. All full-time employees who complete at least one year of service and have attained the age of 20-1/2 are eligible to participate. The Company may, at its sole discretion, make certain matching contributions to this plan. The Company made no contributions in 1997, 1996 and 1995.

15.      ACQUISITION

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

16.      QUARTERLY DATA (UNAUDITED)

         Selected quarterly operating data is as follows (in thousands of dollars, except per share amounts):

                              Net           Gross       Net Income     Per Share
         Quarter Ended       Sales          Profit        (Loss)     Income (Loss)
         -------------       -----          ------      ----------    ------------
         1997
         ----
         February            $ 4,006        $  710        $  (409)       $ (.09)
         May                   4,290           771           (905)         (.20)
         August                3,821           627           (694)         (.16)
         November              7,371         1,241             17
                             -------        ------        --------       -------
                             $19,488        $3,349        $(1,991)       $ (.45)
                             =======        ======        ========       =======
         1996
         ----
         February            $12,810        $1,386        $(2,033)       $ (.45)
         May                  13,618         1,191         (2,291)         (.51)
         August                9,506         1,742         (1,971)         (.44)
         November              7,123         1,375         (3,517)         (.79)
                             -------        ------        --------       -------
                             $43,057        $5,694        $(9,812)       $(2.19)
                             =======        ======        ========       =======

                                   SCHEDULE II

ANDOVER TOGS, INC. AND SUBSIDIARIES
-----------------------------------
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                           (In Thousands)
Column A                  Column B               Column C          Column D       Column E
--------                  --------              ---------          --------       --------
                                                Additions
                                        -------------------------
                                           (1)           (2)

                          Balance at    Charged to     Charged to                 Balance at
                          Beginning     Costs and      Other                      End of
                          of Period     Expenses       Accounts    Deductions     Period
                          ----------    ----------     ----------  ----------     ----------
ALLOWANCE FOR
 DOUBTFUL  ACCOUNTS:
Year Ended
November 30, 1997         $ 300         $              $             $ 50(A)        $ 250
                          =====         ======         ======        ====           =====
Year ended
November 30, 1996         $ 310         $              $             $ 10(A)        $ 300
                          =====         ======         ======        ====           =====
Year ended
November 30, 1995         $  43         $ 267          $             $              $ 310
                          =====         =====          ======        =====          =====



(A) Write-off of uncollectible accounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 27, 1998               ANDOVER TOGS, INC.


                                   By: /s/ William L. Cohen
                                       --------------------------------------
                                       William L. Cohen, Chairman
                                       of the Board and Chief
                                       Executive Officer

                                   By: /s/ Alan Kanis
                                       --------------------------------------
                                       Alan Kanis, Treasurer, Chief Financial
                                       and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                  Title                           Date
     ---------                                  -----                           ----
/s/   George S. Blumenthal               Director                        February 27, 1998
----------------------------------
      George S. Blumenthal

/s/   Peter A. Cohen                     Director                         February 27, 1998
----------------------------------
      Peter A. Cohen

/s/   William L. Cohen                   Director, Chairman of the        February 27, 1998
----------------------------------       Board and Chief
      William L. Cohen                   Executive Officer

/s/   Donald D. Shack                    Director and Secretary           February 27, 1998
----------------------------------
      Donald D. Shack

/s/   Monte Wolfson                      Director                         February 19, 1998
----------------------------------
      Monte Wolfson

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
3(d)              Restated By-laws of the Company

23                Consent of Mahoney Cohen & Company, CPA, P.C.

27                Financial Data Schedule