Form 10-Q
period 1998-02-28
ANDOVER TOGS INC
filed 1998-04-10
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  February 28, 1998

                         Commission file number 0-14674
                                                -------

                               ANDOVER TOGS, INC.
      -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                   13-5677957
   -------------------------------                  --------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                  Identification Number)

   1333 Broadway, New York, New York                        10018
---------------------------------------                  ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of April 8, 1998.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements:

ANDOVER TOGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                             (In Thousands)
                                                      ----------------------------
                                                      February 28,    November 30,
ASSETS (Note 3)                                           1998            1997
                                                      -----------     -----------
CURRENTS ASSETS:
   Cash                                                  $2,018          $3,045
   Accounts receivable-net                                1,833           1,841
   Inventories (Note 2)                                   2,798           2,487
   Assets held for sale                                      50              50
   Other current assets                                     320             234
                                                         ------          ------
      Total current assets                                7,019           7,657

PROPERTY, PLANT AND EQUIPMENT -  Net                      2,138           2,237

OTHER ASSETS                                                102             100
                                                         ------          ------

TOTAL                                                    $9,259          $9,994
                                                         ------          ------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                      $  827          $  815
   Accrued expenses and other current liabilities           882             992
   Current portion of long-term debt (Note 4)               806             782
                                                         ------          ------

      Total current liabilities                           2,515           2,589

OTHER LIABILITIES                                           212             213

LONG TERM DEBT (Note 4)                                   3,838           3,963
                                                         ------          ------
      Total liabilities                                   6,565           6,765
                                                         ------          ------
STOCKHOLDERS' EQUITY:
   Common stock                                             465             465
   Additional paid-in capital                            11,154          11,154
   Unrealized gain-securities                                84              60
   Accumulated deficit                                   (8,369)         (7,810)
   Less treasury stock, at cost                            (640)           (640)
                                                         ------          ------
      Total stockholders' equity                          2,694           3,229
                                                         ------          ------
TOTAL                                                    $9,259          $9,994
                                                         ======          ======


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                           (In Thousands, Except
                                                             Per Share Amounts)
                                                            --------------------
                                                               1998        1997
                                                               ----        ----
NET SALES                                                    $2,970       $4,006

COST OF GOODS SOLD (Note 2)                                   2,480        3,296
                                                             ------       ------

     GROSS PROFIT                                               490          710

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    1,000          906
                                                             ------       ------
LOSS BEFORE INTEREST AND
   REORGANIZATION ITEMS                                       (510)         (196)

REORGANIZATION ITEMS                                              -          266
                                                             ------       ------

OPERATING LOSS                                                (510)         (462)

INTEREST EXPENSE (INCOME),
    NET OF INTEREST INCOME OF $34 IN 1998
    NET OF INTEREST EXPENSE OF $8 IN 1997                        49          (53)
                                                             ------       ------
NET LOSS                                                     $ (559)      $ (409)
                                                             ------       ------

BASIC AND DILUTIVE LOSS PER SHARE                            $ (.13)      $ (.09)
                                                             ------       ------

WEIGHTED AVERAGE SHARES                                       4,471        4,471
                                                             ======       ======


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                                (IN THOUSANDS)
                               ----------------------------------------------------------------------------------------------
                                 COMMON STOCK         ADDITIONAL     UNREALIZED                    TREASURY STOCK
                                 ------------         PAID-IN        GAIN-         ACCUMULATED     --------------
                               SHARES     AMOUNT      CAPITAL        SECURITIES    DEFICIT        SHARES     AMOUNT     TOTAL
                               ------     ------      -------        ----------    -------        ------     ------     -----
THREE MONTHS ENDED
FEBRUARY 28, 1998
-----------------

BALANCE
  DECEMBER 1, 1997             4,655       $465        $11,154          $60         $(7,810)       185       $(640)     $3,229

UNREALIZED GAIN-SECURITIES        -          -              -            24              -          -           -           24

NET LOSS                          -          -              -            -             (559)        -           -         (559)
                               -----       ----        -------          ---         -------        ---       -----      ------

BALANCE
  FEBRUARY 28, 1998            4,655       $465        $11,154          $84         $(8,369)       185       $(640)     $2,694
                               =====       ====        =======          ===         =======        ===       =====      ======

THREE MONTHS ENDED
FEBRUARY 28, 1997
-----------------

BALANCE
  DECEMBER 1, 1996             4,655       $465        $11,154         $ -          $(5,820)       185       $(640)     $5,159

NET LOSS                          -          -              -            -             (409)        -           -         (409)
                               -----       ----        -------          ---         -------        ---       -----      ------

BALANCE
  FEBRUARY 28, 1997            4,655       $465        $11,154         $ -          $(6,229)       185       $(640)     $4,750
                               =====       ====        =======          ===         =======        ===       =====      ======


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                            (In Thousands)
                                                          --------------------
                                                             1998         1997
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (559)      $  (409)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                               96           140
    Gain on exchange of property,
       plant and equipment                                     --           (434)
    (Gain) loss on sale of fixed assets                        (31)            5
  Changes in assets and liabilities:
    Accounts receivable                                          8           504
    Inventories                                               (311)          897
    Other current assets                                       (64)           51
    Accounts payable                                            12          (561)
    Accrued expenses and other current liabilities            (111)          (19)
                                                            ------        ------

          Net cash (used in) provided by
  operating activities                                        (960)          174
                                                            ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                          (2)         --
  Proceeds from sale of property, plant and equipment           36          --
                                                            ------        ------

          Net cash provided by investing
             activities                                         34          --
                                                            ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                (101)          (62)
                                                            ------        ------

          Net cash used in financing
             activities                                       (101)          (62)
                                                            ------        ------

NET (DECREASE) INCREASE IN CASH                             (1,027)          112

CASH, BEGINNING OF PERIOD                                    3,045         4,865
                                                            ------        ------

CASH, END OF PERIOD                                         $2,018        $4,977
                                                            ======        ======

                                                                     (Continued)

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for:
     Interest                                               $   62       $     5
                                                            ------       -------

     Income taxes                                           $    3       $     8
                                                            ------       -------

SCHEDULE OF NON CASH ACTIVITIES:
   Exchange of property, plant and equipment:
     Release of Industrial Revenue Bond                     $   -        $ 3,055
     Property, plant, equipment and
       restricted cash                                          -         (2,621)
                                                            ------       -------
         Gain on exchange                                   $   -        $   434
                                                            ======       =======


See notes to consolidated financial statements.

ANDOVER TOGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION

     The consolidated financial statements as of February 28, 1998 and for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

     The results of operations for the period ended February 28, 1998 are not necessarily indicative of the operating results for the full year.

     Per share information is computed by dividing the net loss amounts by the weighted average number of shares of common stock outstanding during each period.

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital strictures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effect on earnings (loss) per share of the Company's outstanding stock options is antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

2.   INVENTORIES

                                                 (In Thousands)
                                         -------------------------------
                                         February 28,       November 30,
                                            1998               1997
                                         ------------       ------------
           Raw materials                   $  514             $  497
           Work in process                  1,156                992
           Finished goods                   1,128                998
                                           ------             ------
                                           $2,798             $2,487
                                           ======             ======

     Inventories and cost of goods sold at February 28, 1998 are determined based upon the estimated gross profit method.

3.   REVOLVING CREDIT FACILITY

     On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing (the "Facility"). The Facility, as amended, provides for a discretionary $10,500,000 revolving credit line, of which $3,000,000 is available for letters of credit. Advances under the revolver are to bear interest at prime plus .85%. Advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. Under the Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. An amendment to the Facility eliminated the financial covenants previously contained therein. The Company has not borrowed on the Facility.

4.   LONG TERM DEBT

                                     February 28,    November 30,
                                        1998            1997
                                     -----------     -----------
        Long term debt (a)             $4,474          $4,563
        Other                             170             182
                                       ------          ------

                                        4,644           4,745

        Less current portion              806             782
                                       ------          ------

                                       $3,838          $3,963
                                       ======          ======

     (a) On May 12, 1997 (the effective date that the Company emerged from bankruptcy), a note was established for allowed and disputed general unsecured claims. Each holder of an allowed claim has received or will receive (i) a prorata share of $786,000 being paid in cash by the Company and (ii) a beneficial interest in a note in principal amount equal to the amount by which the sum of all such claims exceeds $786,000 (the "Note"). The Note is payable quarterly, with interest at the rate of 6% per annum on the unpaid balance, commencing June 30, 1997 based on a ten year amortization schedule with the balance payable on May 12, 2002. The Note also requires prepayments annually commencing in March 1998 in amounts aggregating 50% of the Company's excess cash flow (as defined) for the preceding fiscal year. There was no excess cash flow (as defined) for fiscal 1997. The Note is secured by a second lien on the same assets which secure the Facility.

          At February 28, 1998, there was one remaining disputed claim, which relates to a lease rejection claim (and related pre-petition rental claim) in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza, New York City. This claim is currently under litigation in the U.S. Bankruptcy Court. The trial has concluded, and the dispute is now before the judge for decision. Even if the Company prevails, the decision can be appealed. The Company has included in Long-Term Debt and Current Portion of Long-Term Debt, approximately $1,399,000 as a reserve for this claim at February 28,1998 and November 30, 1997.

Item 2. -
MANAGEMENT'S DISCUSSION AN ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 19, 1996, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On May 12, 1997, the Company emerged from Chapter 11.

RESULTS OF OPERATIONS

Three Months Ended February 28, 1998 vs. 1997

Net sales for the three months ended February 28, 1998 (the " '98 Quarter") were $2,970,000, a decrease of $1,036,000 or 25.9% from 1997 net sales of $4,006,000 in the comparable period in 1997 (the " '97 Quarter"). The decrease is attributable to the deterioration of the Company's customer base.

Gross profit as a percentage of net sales decreased to 16.5% from 17.7% in the '97 Quarter. The decrease was primarily due to unabsorbed overhead at our manufacturing facility, attributable to the lower sales volume.

Selling, general and administrative expenses for the '98 Quarter were $1,000,000 or 33.7% of sales as compared to $906,000 or 22.6% of sales in the '97 Quarter. The increase in expenses was primarily attributable to increased salaries related to the hiring of a President and sales executives and professional fees. The increase in expenses as a percentage of net sales is a result of the lower sales volume and the increase in expenses.

The decrease in reorganization items of $266,000 for the '98 Quarter compared to the '97 Quarter was due to the Company's emerging from bankruptcy on May 12, 1997.

Interest expense increased $75,000 in the '98 Quarter compared to the '97 Quarter. The increase is primarily attributable to interest payments on long-term debt, which became payable on May 12, 1997 when the Company emerged from bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at February 28, 1998 decreased $564,000 to $4,504,000 compared to $5,068,000 at November 30, 1997, due primarily to the Company's net loss for the period. The Company believes that the cash generated from operations and available borrowings will be sufficient to meet anticipated working capital needs.

On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a new credit Facility. The Facility, as amended, provides for a $10,500,000 discretionary revolving credit line, of which $3,000,000 is available for letters of credit. An amendment to the Facility eliminated the financial covenants previously contained therein. The Company has not borrowed on the Facility to date. See Note 3 to the Consolidated Financial Statements.

COMPANY OUTLOOK AND CURRENT UNCERTAINTIES

The Company hired Steven A. Schwartz as its new President and Chief Operating Officer at the beginning of fiscal 1998. The Company has announced that Mr. Schwartz, together with a new team of experienced sales, marketing and design executives, seeks to rebuild and refresh the Company's core childrenswear business and to offer fashion and value childrenswear products. During this rebuilding process, particularly in the first six months of 1998, the Company anticipates that it will continue to report losses. The Company believes that this rebuilding process will result in long term benefits for the Company by allowing it to build a stronger and broader customer base, although there can be no assurance that the Company will be able to do so. Currently, Wal-Mart Stores, Inc. accounts for approximately 90% of the Company's orders. Accordingly, resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base.

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

Item 3. -      Quantitative and Qualitative Disclosures About Market Risk

               Not applicable

                           PART II - OTHER INFORMATION

Item 6. -      Exhibits and Reports on Form 8-K

          (a.) Exhibits.

               Exhibit No.           Description
               ----------            -----------

                  27                 Financial Data Schedule

          (b.) Reports on Form 8-K:

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANDOVER TOGS, INC.

Date  April 8, 1998                          By  /s/  William L. Cohen
      ----------------------                     --------------------------
                                                      William L. Cohen
                                                 Chairman of the Board and
                                                  Chief Executive Officer


Date  April 8, 1998                          By /s/     Alan Kanis
      ----------------------                    -----------------------------
                                                        Alan Kanis
                                                Treasurer and Chief Financial
                                                    and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------

27                         Financial Data Schedule.