Form 10-Q
period 1998-05-31
ANDOVER APPAREL GROUP INC
filed 1998-07-15
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 1998

                         Commission file number 0-14674

                         THE ANDOVER APPAREL GROUP, INC.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                    13-5677957
     --------------------------                    ----------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)               Identification Number)

    1333 Broadway, New York, New York                     10018
 -----------------------------------------           -----------------
 (Address of principal executive offices)               (Zip Code)


   Registrant's telephone number, including area code: (212) 244-0700

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes    X     No
        _____      ______

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes    X     No
        _____      ______

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of July 8, 1998.

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. - Financial Statements:

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(Unaudited)


----------------------------------------------------------------------------------------------
                                                                    (In Thousands)
                                                            ----------------------------------
                                                               May 31,            November, 30
                                                                1998                 1997
                                                            -------------        -------------

ASSETS (Note 3)

CURRENT ASSETS:
   Cash                                                      $  1,527             $  3,045
   Accounts receivable-net                                      2,691                1,841
   Inventories (Note 2)                                         2,788                2,487
   Marketable securities                                          202                  113
   Other current assets                                           409                  171
                                                             --------             --------

      Total current assets                                      7,617                7,657

PROPERTY, PLANT AND EQUIPMENT -  Net                            2,036                2,237

OTHER ASSETS                                                       92                  100
                                                             --------             --------

TOTAL                                                        $  9,745             $  9,994
                                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $  1,511             $    815
   Accrued expenses and other current liabilities               1,085                  992
   Current portion of long-term debt (Note 4)                     835                  782
                                                             --------             --------

      Total current liabilities                                 3,431                2,589

OTHER LIABILITIES                                                 206                  213

LONG TERM DEBT (Note 4)                                         3,715                3,963
                                                             --------             --------

      Total liabilities                                         7,352                6,765
                                                             --------             --------

STOCKHOLDERS' EQUITY:
   Common stock                                                   465                  465
   Additional paid-in capital                                  11,154               11,154
   Unrealized gain-securities                                     149                   60
   Accumulated deficit                                         (8,735)              (7,810)
   Less treasury stock, at cost                                  (640)                (640)
                                                             --------             --------

      Total stockholders' equity                                2,393                3,229
                                                             --------             --------

TOTAL                                                        $  9,745             $  9,994
                                                             ========             ========

See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MAY 31, 1998 AND 1997
(Unaudited)

-------------------------------------------------------------------------------------
                                                           (In Thousands, Except
                                                                  Per Share Amounts)
-------------------------------------------------------------------------------------
                                                       1998                 1997
                                                       ----                 ----

NET SALES                                             $ 7,712             $ 8,296

COST OF GOODS SOLD (Note 2)                             6,353               6,815
                                                      -------             -------

GROSS PROFIT                                            1,359               1,481

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                2,171               1,813
                                                      -------             -------

LOSS BEFORE INTEREST AND
     REORGANIZATION ITEMS
                                                         (812)               (332)
REORGANIZATION ITEMS
                                                         --                 1,074
                                                      -------             -------
OPERATING LOSS
                                                         (812)             (1,406)
INTEREST EXPENSE (INCOME),
    NET OF INTEREST INCOME OF $56 IN 1998
    NET OF INTEREST EXPENSE OF $36 IN 1997                113                 (92)
                                                      -------             -------

NET LOSS                                              $  (925)            $(1,314)
                                                      -------             -------
                                                      -------             -------

BASIC AND DILUTIVE LOSS PER SHARE                     $  (.21)            $  (.29)
                                                      -------             -------
                                                      -------             -------

WEIGHTED AVERAGE SHARES                                 4,471               4,471
                                                      -------             -------
                                                      -------             -------


See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1998 AND 1997
(Unaudited)

-----------------------------------------------------------------------------------
                                                      (In Thousands, Except
                                                             Per Share Amounts)
-----------------------------------------------------------------------------------
                                                         1998                1997
                                                         ----                ----


NET SALES                                               $ 4,742             $ 4,290


COST OF GOODS SOLD (Note 2)                               3,873               3,519
                                                        -------             -------

GROSS PROFIT                                                869                 771

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,171                 907
                                                        -------             -------


LOSS BEFORE INTEREST AND
     REORGANIZATION ITEMS                                  (302)               (136)


REORGANIZATION ITEMS                                       --                   808
                                                        -------             -------


OPERATING LOSS                                             (302)               (944)

INTEREST EXPENSE (INCOME),
    NET OF INTEREST INCOME OF $22 IN 1998
    NET OF INTEREST EXPENSE OF $28 IN 1997                   64                 (39)
                                                        -------             -------


NET LOSS                                                $  (366)            $  (905)
                                                        -------             -------

BASIC AND DILUTIVE LOSS PER SHARE                       $  (.08)            $  (.20)
                                                        -------             -------

WEIGHTED AVERAGE SHARES                                   4,471               4,471
                                                        -------             -------


See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                             (IN THOUSANDS)
                               ----------------------------------------------------------------------------------------------------



                                 COMMON STOCK           ADDITIONAL   UNREALIZED                    TREASURY STOCK
                               ------------------       PAID-IN      GAIN-       ACCUMULATED       --------------
                               SHARES       AMOUNT      CAPITAL      SECURITIES  DEFICIT         SHARES      AMOUNT    TOTAL
                               ------       ------      -----------  ----------  -----------     -------------------   -----

SIX MONTHS ENDED
MAY 31, 1998
------------

BALANCE
    DECEMBER 1, 1997             4,655       $   465     $11,154      $    60      $(7,810)         185      $  (640)   $ 3,229

UNREALIZED GAIN-SECURITIES        --            --          --             89         --           --           --           89
NET LOSS                          --            --          --           --           (925)        --           --         (925)
                               -------       -------     -------      -------      -------      -------      -------    -------


BALANCE
  MAY 31, 1998                   4,655       $   465     $11,154      $   149      $(8,735)         185      $  (640)   $ 2,393
                               =======       =======     =======      =======      =======      =======      =======    =======

SIX MONTHS ENDED
MAY 31, 1997

BALANCE
    DECEMBER 1, 1996             4,655       $   465     $11,154      $  --        $(5,820)         185      $  (640)   $ 5,159


NET LOSS                          --            --          --           --         (1,314)        --           --       (1,314)
                               -------       -------     -------      -------      -------      -------      -------    -------

BALANCE
    MAY 31, 1997                 4,655       $   465     $11,154      $            $(7,134)         185      $  (640)   $ 3,845
                               =======       =======     =======      =======      =======      =======      =======    =======


See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 1998 AND 1997
(Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
-------------------------------------------------------------------------------------------------------
                                                                          1998                1997
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (925)            $(1,314)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                         193                 293
    Gain on exchange of property,
       plant and equipment                                               --                  (434)
    (Gain) loss on sale of fixed assets                                   (53)                 18
  Changes in assets and liabilities:
    Accounts receivable                                                  (850)              1,698
    Inventories                                                          (301)                758
    Other current assets                                                 (230)                 54
    Accounts payable                                                      696                 219
    Accrued expenses and other current liabilities                         86                 605
                                                                      -------             -------

          Net cash (used in) provided
             by operating activities                                   (1,384)              1,897
                                                                      -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (6)               --
  Proceeds from sale of property, plant and equipment                      67                --
                                                                      -------             -------

          Net cash provided by investing
             activities                                                    61                --
                                                                      -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                           (195)               (959)
                                                                      -------             -------

          Net cash used in financing
             activities                                                  (195)               (959)
                                                                      -------             -------

NET (DECREASE) INCREASE IN CASH                                        (1,518)                938

CASH, BEGINNING OF YEAR                                                 3,045               4,865
                                                                      -------             -------

CASH, END OF PERIOD                                                   $ 1,527             $ 5,803
                                                                      -------             -------
                                                                                      (Continued)

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
    Interest                                            $         116            $    61
                                                        =============            =======
    Income taxes                                        $           3            $    21
                                                        =============            =======

SCHEDULE OF NON CASH ACTIVITIES:
  Exchange of property, plant and equipment:
    Release of Industrial Revenue Bond                  $        --              $ 3,055
    Property, plant, equipment and
      restricted cash                                            --               (2,621)
                                                        -------------            -------

          Gain on exchange                              $        --              $   434
                                                        -------------            -------

  Reclassification of liabilities subject to
    compromise to long-term debt and
    current portion of long-term debt                   $        --              $ 5,043
                                                        =============            =======




     See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------

    1.   BASIS OF PRESENTATION

         On June 3, 1998, the Company changed its name from Andover Togs, Inc., to The Andover Apparel Group, Inc.

         The consolidated financial statements as of May 31, 1998 and for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         The results of operations for the period ended May 31, 1998 are not necessarily indicative of the operating results for the full year.

         In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effect on earnings (loss) per share of the Company's outstanding stock options is antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

     2.  INVENTORIES

                                                         (In Thousands)
                                                    ----------------------------
                                                     May 31,        November 30,
                                                      1998              1997
                                                    --------        ------------
                          Raw materials              $  838            $  497
                          Work in process             1,328               992
                          Finished goods                622               998
                                                     ------            ------

                                                     $2,788            $2,487
                                                     ======            ======

         Inventories and cost of goods sold at May 31, 1998 are determined based upon the estimated gross profit method.

     3.  REVOLVING CREDIT FACILITY

         On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a two year financing facility (the "Facility"). The Facility, as amended, provides for a discretionary $10,500,000 revolving credit line, of which $3,000,000 is available for letters of credit. Advances under the revolver are to bear interest at prime plus .85%. Advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. The Company has not borrowed on the Facility.

     4.  LONG TERM DEBT

                                               May 31,          November 30,
                                                1998                1997
                                              ---------          ---------
                Long term debt (a)              $4,392            $4,563
                Other                              158               182
                                                ------            ------

                                                 4,550             4,745

                Less current portion               835               782
                                                ------            ------

                                                $3,715            $3,963
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

               At May 31, 1998, there was one remaining disputed claim, which relates to a lease rejection claim (and related pre-petition rental claim) in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza, New York City. This claim is currently under litigation in the U.S. Bankruptcy Court. The trial has concluded, and the dispute is now before the judge for decision. Even if the Company prevails, the decision can be appealed. The Company has included in Long-Term Debt and Current Portion of Long-Term Debt, approximately $1,399,000 as a reserve for this claim at May 31,1998 and November 30, 1997.

     Item 2. -
     MANAGEMENT'S DISCUSSION AN ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On March 19, 1996, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On May 12, 1997, the Company emerged from Chapter 11. On June 3, 1998 the Company changed its name from Andover Togs, Inc. to The Andover Apparel Group, Inc.

     RESULTS OF OPERATIONS

     Three Months Ended May 31, 1998 vs. 1997
     ----------------------------------------

     Net sales for the three months ended May 31, 1998 (the "'98 Quarter") were $4,742,000, an increase of $452,000 or 10.5% from 1997 net sales of $4,290,000 in the comparable period in 1997 (the "'97 Quarter"). The increase is primarily attributable to additional sales to the Company's largest customer.

     Gross profit as a percentage of net sales increased to 18.3% from 18.0% in the `97 Quarter. The increase was primarily due to the effect of unabsorbed overhead in the `97 Quarter.

     Selling, general and administrative expenses for the `98 Quarter were $1,171,000 or 24.7% of sales as compared to $907,000 or 21.1% of sales in the `97 Quarter. The increase in expenses was primarily attributable to increased salaries and fringe benefits related to the hiring of a President and sales executives and professional fees.

     In the `97 Quarter there were reorganization items of $808,000. There were no reorganization items in the `98 Quarter since the Company emerged from bankruptcy on May 12, 1997.

     Interest expense increased $58,000 in the `98 Quarter compared to the `97 Quarter. The increase is primarily attributable to interest payments on long-term debt, which became payable on May 12, 1997 when the Company emerged from bankruptcy.

     Six Months Ended May 31, 1998 vs. 1997
     --------------------------------------

     Net sales for the six months ended May 31, 1998 (the "`98 Period") were $7,712,000, a decrease of $584,000 or 7.0% from $8,296,000 in the comparable period in 1997 (the "`97 Period"). The decrease is attributable to a decline in nets sales during the first quarter resulting from a deterioration of the Company's customer base.

     Gross profit as a percentage of net sales decreased to 17.6% from 17.9% in the `97 Period, as a result of the Company's current customer base producing a lower gross profit percentage than the customer base existing during the '97 Period.

     Selling, general and administrative expenses for the `98 Period were $2,171,000 or 28.2% of sales as compared to $1,813,000 or 21.9% of sales in the `97 Period. The increase in expenses was primarily attributable to increased salaries and fringe benefits related to the hiring of a President and sales executives and professional fees.

     In the `97 Period there were reorganization items of $1,074,000. There were no reorganization items in the `98 Period since the Company emerged from bankruptcy on May 12, 1997.

     Interest expense increased $133,000 in the `98 Period compared to the `97 Period. The increase is primarily attributable to interest payments on long-term debt, which became payable on May 12, 1997 when the Company emerged from bankruptcy.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company's working capital at May 31, 1998 decreased $882,000 to $4,186,000 compared to $5,068,000 at November 30, 1997, due primarily to the Company's net loss for the period. The Company believes that the cash generated from operations and available borrowings will be sufficient to meet anticipated working capital needs.

     On May, 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a new credit Facility. The Facility, as amended, provides for a $10,500,000 discretionary revolving credit line, of which $3,000,000 is available for letters of credit. An amendment to the Facility eliminated the financial covenants previously contained therein. The Company has not borrowed on the Facility to date. See Note 3 to the Consolidated Financial Statements.

     COMPANY OUTLOOK AND CURRENT UNCERTAINTIES
     -----------------------------------------

     The Company hired Steven A. Schwartz as its new President and Chief Operating Officer at the beginning of fiscal 1998. The Company has announced that Mr. Schwartz, together with a new team of experienced sales, marketing and design executives, seeks to rebuild and refresh the Company's core childrenswear business and to offer fashion and value childrenswear products. The Company believes that this rebuilding process will result in long term benefits for the Company by allowing it to build a stronger and broader customer base, although there can be no assurance that the Company will be able to do so. Currently, Wal-Mart Stores, Inc. accounts for approximately 52% of the Company's orders. Accordingly, resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base.

     FORWARD LOOKING STATEMENTS
     --------------------------

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

     Item 3. -      Quantitative and Qualitative Disclosures About Market Risk

                    Not applicable

                           PART II - OTHER INFORMATION

     Item 6. -      Exhibits and Reports on Form 8-K
                    --------------------------------
              (a.)     Exhibits.

                    Exhibit No.           Description
                    -----------           -----------

                          27              Financial Data Schedule

              (b.)     Reports on Form 8-K:

                     None

         SIGNATURES
         ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE ANDOVER APPAREL GROUP, INC.
                         -------------------------------

         Date  July 10, 1998                   By  /s/  William L. Cohen
             ---------------------                ----------------------------
                                                       William L. Cohen
                                                  Chairman of the Board and
                                                   Chief Executive Officer

         Date  July 10, 1998                   By /s/   Alan Kanis
             ---------------------                ----------------------------
                                                           Alan Kanis
                                                   Treasurer and Chief Financial
                                                       and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------

27                          Financial Data Schedule.