Form 10-Q
period 1998-08-31
ANDOVER APPAREL GROUP INC
filed 1998-10-15
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarterly Period Ended  August 31, 1998

                         Commission file number 0-14674

                         THE ANDOVER APPAREL GROUP, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                        13-5677957
    -------------------------------                       ----------------------
    (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                       Identification Number)


   1333 Broadway, New York, New York                              10018
----------------------------------------                       -----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (212) 244-0700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ______

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,470,815 shares of common stock, $.10 par value, of the Registrant were outstanding as of October 8, 1998.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements:

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                         (In Thousands)
                                                  -----------------------------
ASSETS (Note 3)
---------------                                    August 31,      November 30,
                                                      1998             1997
                                                  ------------    -------------
CURRENT ASSETS:
  Cash                                             $    269         $  3,045
  Accounts receivable-net                             3,251            1,841
  Inventories (Note 2)                                4,063            2,487
  Marketable securities                                 133              113
  Other current assets                                  460              171
                                                   --------         --------
     Total current assets                             8,176            7,657

PROPERTY, PLANT AND EQUIPMENT -  Net                  1,923            2,237

OTHER ASSETS                                             81              100
                                                   ========         ========
TOTAL                                              $ 10,180         $  9,994
                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Loan payable -  (Note 3)                         $  1,092         $   -
  Accounts payable                                    1,306              815
  Accrued expenses and other current liabilities      1,116              992
  Current portion of long-term debt (Note 4)            866              782
                                                   --------         --------
     Total current liabilities                        4,380            2,589

OTHER LIABILITIES                                       201              213

LONG TERM DEBT (Note 4)                               3,590            3,963
                                                   --------         --------
     Total liabilities                                8,171            6,765
                                                   --------         --------
STOCKHOLDERS' EQUITY:
  Common stock                                          465              465
  Additional paid-in capital                         11,154           11,154
  Unrealized gain-securities                             80               60
  Accumulated deficit                                (9,050)          (7,810)
  Less treasury stock, at cost                         (640)            (640)
                                                   --------         --------
     Total stockholders' equity                       2,009            3,229
                                                   --------         --------
TOTAL                                              $ 10,180         $  9,994
                                                   ========         ========

See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                     (In Thousands, Except
                                                       Per Share Amounts)
                                                   -------------------------
                                                     1998             1997
                                                     ----             ----
NET SALES                                          $ 13,232         $ 12,117

COST OF GOODS SOLD (Note 2)                          10,774           10,009
                                                   --------         --------
GROSS PROFIT                                          2,458            2,108

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                              3,507            2,802
                                                   --------         --------
LOSS BEFORE INTEREST AND
  REORGANIZATION ITEMS                               (1,049)            (694)

REORGANIZATION ITEMS                                    -              1,365
                                                   --------         --------
OPERATING LOSS                                       (1,049)          (2,059)

INTEREST EXPENSE (INCOME),
  NET OF INTEREST INCOME OF $ 62 IN 1998
  NET OF INTEREST EXPENSE OF $125 IN 1997               191              (51)
                                                   --------         --------
NET LOSS                                           $ (1,240)        $ (2,008)
                                                   ========         ========
BASIC AND DILUTIVE LOSS PER SHARE                  $   (.28)        $   (.45)
                                                   ========         ========
WEIGHTED AVERAGE SHARES                               4,471            4,471
                                                   ========         ========

See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                     (In Thousands, Except
                                                       Per Share Amounts)
                                                   -------------------------
                                                     1998             1997
                                                     ----             ----
NET SALES                                          $  5,520         $  3,821

COST OF GOODS SOLD (Note 2)                           4,421            3,194
                                                   --------         --------
GROSS PROFIT                                          1,099              627

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                              1,336              989
                                                   --------         --------
LOSS BEFORE INTEREST AND
  REORGANIZATION ITEMS                                 (237)            (362)

REORGANIZATION ITEMS                                    -                291
                                                   --------         --------
OPERATING LOSS                                         (237)            (653)

INTEREST EXPENSE, NET OF
  INTEREST INCOME OF $6 AND $48
  IN 1998 AND 1997                                       78               41
                                                   --------         --------
NET LOSS                                           $   (315)        $   (694)
                                                   --------         --------
BASIC AND DILUTIVE LOSS PER SHARE                  $   (.07)        $   (.16)
                                                   --------         --------
WEIGHTED AVERAGE SHARES                               4,471            4,471
                                                   --------         --------

See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                                 (IN THOUSANDS)
                              ------------------------------------------------------------------------------------
                                COMMON STOCK    ADDITIONAL   UNREALIZED                 TREASURY STOCK
                              ---------------   PAID-IN      GAIN-        ACCUMULATED   ---------------
                              SHARES   AMOUNT   CAPITAL      SECURITIES   DEFICIT       SHARES     AMOUNT    TOTAL
                              ------   ------   -------      ----------   -----------   ------     ------    -----
NINE MONTHS ENDED
AUGUST 31, 1998
---------------
BALANCE
  DECEMBER 1, 1997             4,655   $  465   $11,154        $   60       $(7,810)       185     $ (640)  $ 3,229

UNREALIZED GAIN-SECURITIES       --       --       --              20          --          --         --         20
NET LOSS                         --       --       --            --          (1,240)       --         --     (1,240)
                              ------   ------   -------        ------       -------     ------     ------   -------
BALANCE
  AUGUST 31, 1998              4,655   $  465   $11,154        $   80       $(9,050)       185     $ (640)  $ 2,009
                              ======   ======   =======        ======       =======    =======     =======  =======

NINE MONTHS ENDED
AUGUST  31, 1997
----------------
BALANCE
  DECEMBER 1, 1996             4,655   $  465   $11,154        $ --         $(5,820)       185     $ (640)  $ 5,159

NET LOSS                         --       --       --            --          (2,008)       --         --     (2,008)
                              ------   ------   -------        ------       -------    -------     ------   -------

BALANCE
  AUGUST 31, 1997              4,655   $  465   $11,154        $            $(7,828)       185     $ (640)  $ 3,151
                              ======   ======   =======        ======       =======    =======     =======  =======

See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                              (In Thousands)
                                                      -----------------------------
                                                           1998             1997
                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(1,240)         $(2,008)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                           290              432
     Gain on exchange of property,
        plant and equipment                                  --              (434)
     Write down and gain on sale of fixed assets             (80)             331
     Settlement of claims                                    --               (63)
  Changes in assets and liabilities:
     Accounts receivable                                  (1,410)             520
     Inventories                                          (1,576)          (1,375)
     Other assets                                           (270)              93
     Accounts payable                                        491              638
     Accrued expenses and other current liabilities          112             (639)
                                                         -------          -------
           Net cash used in
              operating activities                        (3,683)          (2,505)
                                                         -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (6)            --
  Proceeds from sale of property, plant and equipment        110             --
                                                         -------          -------
           Net cash provided by investing
              activities                                     104             --
                                                         -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable                              1,092
  Repayments of long-term debt                              (289)          (1,096)
                                                         -------          -------
           Net cash provided by (used in) financing
              activities                                     803           (1,096)
                                                         -------          -------

NET DECREASE IN CASH                                      (2,776)          (3,601)

CASH, BEGINNING OF YEAR                                    3,045            4,865
                                                         -------          -------

CASH, END OF PERIOD                                      $   269          $ 1,264
                                                         -------          -------

                                                              (Continued)

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
     Interest                                            $   169          $   108
                                                         =======          =======
     Income taxes                                        $     3          $    21
                                                         =======          =======
SCHEDULE OF NON CASH ACTIVITIES:
  Exchange of property, plant and equipment:
     Release of Industrial Revenue Bond                  $  --            $ 3,055
     Property, plant, equipment and
       restricted cash                                      --             (2,621)
                                                         -------          -------
           Gain on exchange                              $  --            $   434
                                                         =======          =======
  Reclassification of liabilities subject to
     compromise to long-term debt and
     current portion of long-term debt                   $  --            $ 4,843
                                                         =======          =======



See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES
------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   On June 3, 1998, the Company changed its name from Andover Togs, Inc., to The Andover Apparel Group, Inc.

   The consolidated financial statements as of August 31, 1998 and for the nine month periods ended August 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

   The results of operations for the period ended August 31, 1998 are not necessarily indicative of the operating results for the full year.

   In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and dilutive earnings per share ("EPS") on the face of the income statement. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effect on earnings (loss) per share of the Company's outstanding stock options is antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required for comparative purposes. Because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

2. INVENTORIES

                                                         (In Thousands)
                                                   --------------------------
                                                    August 31,   November 30,
                                                       1998          1997
                                                    ----------   ------------
             Raw materials                            $  737       $  497
             Work in process                           1,561          992
             Finished goods                            1,765          998
                                                      ------       ------
                                                      $4,063       $2,487
                                                      ======       ======

   Inventories and cost of goods sold at August 31, 1998 are determined based upon the estimated gross profit method.

3. LOAN PAYABLE

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

4. LONG TERM DEBT

                                                    August 31,   November 30,
                                                       1998          1997
                                                       ----          ----
             Long term debt (a)                      $ 4,310       $ 4,563
             Other                                       146           182
                                                     -------       -------
                                                       4,456         4,745
             Less current portion                        866           782
                                                     -------       -------
                                                     $ 3,590       $ 3,963
                                                     =======       =======

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

       At August 31, 1998, there was one remaining disputed claim, which relates to a lease rejection claim (and related pre-petition rental claim) in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza, New York City. This claim is currently under litigation in the U.S. Bankruptcy Court. The trial has concluded, and the dispute is now before the judge for decision. Even if the Company prevails, the decision can be appealed. The Company has included in Long-Term Debt and Current Portion of Long-Term Debt, approximately $1,399,000 as a reserve for this claim at August 31,1998 and November 30, 1997.

5. SUBSEQUENT EVENT

   On September 22, 1998, the Company's manufacturing facility in the Dominican Republic suffered property, equipment and merchandise damage from Hurricane Georges. The damage from the storm had the effect of temporarily stopping and then reducing the facility's operations which resulted in some lost sales during the fourth quarter due to unfulfilled orders. The Company maintains insurance which the Company anticipates will cover a significant portion of the costs of the damage and business interruption. The Company expects that the facility will be operating at normal capacity by approximately October 30, 1998.

Item 2. -
MANAGEMENT'S DISCUSSION AN ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 3, 1998 the Company changed its name from Andover Togs, Inc. to The Andover Apparel Group, Inc.

RESULTS OF OPERATIONS

Three Months Ended August 31, 1998 vs. 1997

Net sales for the three months ended August 31, 1998 (the " `98 Quarter") were $5,520,000, an increase of $1,699,000 or 44.5% from 1997 net sales of $3,821,000 in the comparable period in 1997 (the " `97 Quarter"). The increase is primarily attributable to sales resulting from the Company's Rugrat'r' sales agent agreement which the Company entered into during its second fiscal quarter and an increase in sales of the Company's other products to the Company's largest customer as well as to new customers.

Gross profit as a percentage of net sales increased to 19.9% from 16.4% in the `97 Quarter. The increase is primarily attributable to manufacturing efficiencies resulting from the increased sales volume in the `98 Quarter and sales of the Company's Rugrat'r' licensed products.

Selling, general and additional administrative expenses for the `98 Quarter were $1,336,000 or 24.2% of sales as compared to $989,000 or 25.9% of sales in the `97 Quarter. The increase in expenses was primarily attributable to increased salaries related to the hiring of a President and additional sales and merchandising personnel, professional fees, commissions and royalties and commissions relating to the Rugrat'r' agreement.

In the `97 Quarter there were reorganization items of $291,000. There were no reorganization items in the `98 Quarter since the Company emerged from bankruptcy on May 12, 1997.

Nine Months Ended August 31, 1998 vs. 1997

Net sales for the nine months ended August 31, 1998 (the " `98 Period") were $13,232,00, an increase of $1,115,000 or 9.2% from $12,117,000 in the comparable period in 1997 (the " `97 Period"). The increase is primarily attributable to sales resulting from the Company's Rugrat'r' sales agent agreement which the Company entered into during its second fiscal quarter.

Gross profit as a percentage of net sales increased to 18.6% from 17.4% in the `97 Period. The increase was primarily attributable to manufacturing efficiencies resulting from the increased sales volume in the `98 Period and sales of the Company's Rugrat'r' licensed products.

Selling, general and administrative expenses for the `98 Period were $3,507,00 or 26.5% of sales as compared to $2,802,000 or 23.1% of sales in the `97 Period. The increase in expenses was primarily attributable to increased salaries and fringe benefits related to the hiring of a President and additional sales and merchandising personnel, professional fees, commissions and royalties and commissions relating to the Rugrat'r' agreement.

In the `97 Period there were reorganization items of $1,365,000. There were no reorganization items in the `98 Period since the Company emerged from bankruptcy on May 12, 1997.

Interest expense increased $128,000 in the `98 Period compared to the `97 Period. The increase is primarily attributable to interest payments on long-term debt, which became payable on and after May 12, 1997 when the Company emerged from bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at August 31, 1998 decreased $1,272,000 to $3,796,000 compared to $5,068,000 at November 30, 1997, due primarily to the Company's net loss for the period. The Company believes that the cash generated from operations and available borrowings will be sufficient to meet anticipated working capital needs.

On May, 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a new credit Facility. The Facility, as amended, provides for a $10,500,000 discretionary revolving credit line, of which $3,000,000 is available for letters of credit and has no financial covenants. See Note 3 to the Consolidated Financial Statements.

COMPANY OUTLOOK AND CURRENT UNCERTAINTIES

The Company has hired a new team of experienced sales, merchandising and design personnel and seeks to rebuild and refresh the Company's core childrenswear business and to offer fashion and value childrenswear products. During this rebuilding process, particularly in the current fiscal year, the Company anticipates that it will continue to report losses.The Company believes that this rebuilding process will result in long term benefits for the Company by allowing it to build a stronger and broader customer base, although there can be no assurance that the Company will be able to do so. Currently, Wal-Mart Stores, Inc. accounts for approximately 52% of the Company's orders and the Company's ten largest customers account for approximately 95% of the Company's sales. Accordingly, resumption of stable and profitable operations will require the Company to both increase its total sales and expand its customer base.

On September 22, 1998, the Company's manufacturing facility in the Dominican Republic suffered property, equipment and merchandise damage from Hurricane Georges. The damage from the storm had the effect of temporarily stopping and then reducing the facility's operations which resulted in some lost sales during the fourth quarter due to unfulfilled orders. The Company maintains insurance which the Company anticipates will cover a significant portion of the costs of the damage and business interruption. The Company expects that the facility will be operating at normal capacity by approximately October 30, 1998.

YEAR 2000

Many existing computer systems and programs process transactions using two digits rather than four digits for the year of a transaction. Unless the hardware and/or the software has been modified, a significant number of those computer systems and programs may process a transaction with a date of the year 2000 as the year "00", which could cause the system or the program to fail or create erroneous results before, on and after January 1, 2000 (the "Year 2000 Issue").

The Company's Year 2000 project is intended to reduce the effects on the Company's business of the Year 2000 Issue. The Year 2000 project involves: (i) an inventory of Year 2000 items and an assessment of the Year 2000 compliance of items determined to be material to the Company; (ii) modifying or replacing material items that are determined not to be Year 2000 compliant (iii) testing material items and evaluating Year 2000 compliance of the Company's customers, suppliers and contractors and (iv) designing and implementing contingency plans. All phases of the project are being performed by the Company's management information systems department. Testing of the Company's computer systems and programs as modified or replaced under conditions simulating actual use are scheduled to be completed before July 1999.

The Company's principal computer systems consist of: (i) management information software ("MIS"), for accounts receivable, general ledger and payables and order entry and sales reporting; (ii) electronic data interchange ("EDI") for order-taking, invoicing and the like between the Company and its major customers; (iii) systems involved in the Company's manufacturing operations such as materials purchasing and manufacturing scheduling; and (iv) mainframe and personal computer operating systems.

The Company's MIS systems are not currently Year 2000 compliant. The Company has modified the software in each such system to accept transactions dated on or after January 1, 2000. Initial testing of the individual systems indicate that the modifications were generally successful although further modifications are necessary. In the event that the Company's software modifications do not resolve the Year 2000 Issue, the Company intends to purchase and test software upgrades or replace non-compliant MIS systems. The Company is in the process of pricing MIS software upgrades and replacements. The Company anticipates that upgrade costs, if incurred, would be paid from cash flow generated by operations. There is no assurance at this time that software upgrades or replacement will resolve all of the Company's MIS Year 2000 Issues.

The Company expects to upgrade and test Year 2000 compliant EDI software by approximately February 28, 1999. This upgrade is planned to coordinate with EDI upgrades by many of the Company's customers and is not solely for the purpose of resolving Year 2000 Issues. The upgrade is being provided at no cost to the Company by the EDI intermediary which routes EDI communications between the Company and its customers. No assurance can be made at this time that the upgrade will cause the EDI system to be Year 2000 compliant.

The Company's initial tests confirm that the Company's mainframe operating system is Year 2000 compliant. The Company intends to replace personal computers found not to be Year 2000 compliant and estimates the cost of replacement to be approximately $25,000.

Based upon its assessment of Year 2000 Issues, the Company believes that its manufacturing operations software does not require material modifications to be Year 2000 compliant.

The Company recently began communicating with its customers, contractors and suppliers to evaluate their Year 2000 compliance. The Company believes that over the upcoming months its major customers plan to test their EDI systems for internal, intermediary and supplier Year 2000 compliance. The Company would be unable to receive and invoice orders from a customer through EDI if the customer or its EDI intermediaries are not Year

2000 compliant. Although the Company does not transmit electronic orders to its contractors and suppliers, delays or non-delivery of goods to the Company could arise from Year 2000 Issues affecting their businesses.

The failure to correct material Year 2000 Issues could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Particularly because of the uncertainty of the Year 2000 readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Year 2000 Issue will have a material impact on the Company's results of operations, liquidity or financial condition.

To date, the Company has not established a contingency plan for possible Year 2000 Issues. Where needed, the Company intends to establish contingence plans based on its testing and evaluation experience.

The cost of Year 2000 compliance and the referenced completion dates are based on management's best estimates and may be updated as additional information becomes available. Reference is made to Item 5 of this report, which addresses forward-looking statements made by the Company.

PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Securityholders

          The Company's annual shareholder's meeting was held on June 2, 1998 in New York City.

ELECTION OF DIRECTORS

          At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company's proxy statement dated April 28, 1998. Below is the result of the vote.

       Name                                     For        Withheld Authority
--------------------                         ---------     ------------------
William L. Cohen                             3,827,510            42,217

George S. Blumenthal                         3,828,885            40,842

Peter A. Cohen                               3,828,885            40,842

Steven A. Schwartz                           3,828,885            40,842

Donald D. Shack                              3,828,885            40,842

Monte Wolfson                                3,828,885            40,842

PROPOSAL TO CHANGE THE NAME OF THE COMPANY

          The Shareholders approved a change of the Company's name to The Andover Apparel Group, Inc. Below is the result of the vote.

                                                       Broker
     For          Against         Abstain             Non-Votes
  ---------       -------         -------             ---------
  3,814,502           537          53,188                 0

PROPOSAL TO AMEND STOCK OPTION PLAN

          The Shareholders ratified amendments to the Company's 1995 Stock Option Plan to increase to 500,000 the number of shares of the Company's common stock subject to such plan and to make certain other changes as set forth in the Company's proxy statement dated April 28, 1998. Below is the result of the vote.

                                                       Broker
     For          Against         Abstain             Non-Votes
  ---------       -------         -------             ---------
  3,042,860        45,345           2,578                 0

RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

          The Shareholders ratified the appointment of Mahoney Cohen & Company, C.P.A., P.C. as the Company's independent auditor for the fiscal year ending November 30, 1998. Below is the result of the vote.

                                                       Broker
     For          Against         Abstain             Non-Votes
  ---------       -------         -------             ---------
  3,866,299         1,027           2,201                 0

Item 5. - Other Information

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking information and describes the expectations of the Company concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: dependence on a limited number of customers, seasonality and quarterly fluctuations, changes in consumer preferences, customer inventory management, the impact of competition on revenues, margins and pricing, the Company's financial condition and history of losses and other risks and uncertainties as may be disclosed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

                                              THE ANDOVER APPAREL GROUP, INC.

Date  October 15, 1998                         By /s/ William L. Cohen
     -------------------------                   -----------------------------
                                                      William L. Cohen
                                                   Chairman of the Board and
                                                    Chief Executive Officer

Date  October 15, 1998                         By /s/ Alan Kanis
     -------------------------                   -----------------------------
                                                        Alan Kanis
                                                   Treasurer and Chief Financial
                                                      and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule.




                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'