Form 10-K405
period 1998-11-30
ANDOVER APPAREL GROUP INC
filed 1999-03-01
CIK 793029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended November 30, 1998

                           Commission File No. 0-14674


                         THE ANDOVER APPAREL GROUP, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value at February 24, 1999 of shares of the Registrant's Common Stock, $.10 par value (based upon the mean between the bid and asked price of such stock as reflected in the over-the-counter market on such date), held by non-affiliates of the Registrant was approximately $345,000. Solely for the purpose of this calculation, shares held by the directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed an admission by the Registrant that such individuals are affiliates of the Registrant.

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of February 24, 1999 was 4,470,815.

        This Annual Report on Form 10-K contains forward looking information and describes the expectations of The Andover Apparel Group, Inc. (the "Company") concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the items set forth under "Item 1. Business -- Certain Cautionary Factors" and other risks and uncertainties as may be disclosed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

Item 1.  Business.

Reorganization under the Bankruptcy Code

        In the year ended November 30, 1995, the Company sustained a loss of $4,279,000. The loss caused the Company to cease to be in compliance with many of the financial covenants in its various credit agreements, resulting in defaults under those agreements. Negotiations with the Company's lenders to obtain waivers in connection with such defaults were unsuccessful. Negotiations with such lenders and other prospective lenders to obtain more permanent financing facilities were also unsuccessful. As a result of the ensuing severe liquidity crisis, on March 19, 1996, the Company filed for protection under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code"). The Company obtained debtor-in-possession financing and conducted operations as a debtor-in-possession from March 19, 1996 to May 12, 1997 when it emerged from bankruptcy. The Company's shares of common stock were removed from listing on the Nasdaq Stock Market and now trades in the over-the-counter market in what are commonly referred to as the "pink sheets."

        On April 10, 1997, the U.S. Bankruptcy Court confirmed the Company's Joint Plan of Reorganization and Disclosure Statement ("Joint Plan"). The Joint Plan became effective May 12, 1997. On that date, the Company entered into a new two year financing agreement for a credit facility of up to $10,500,000 of which $3,000,000 is available for letters of credit (the "Facility"). Advances under the Facility, as amended, are to be made at the discretion of the lender and bear interest at prime plus .85%. The Facility is secured by all of the Company's assets other than its real estate.

        On May 12, 1997, allowed and disputed general unsecured claims ("Class 4 Claims") totaled approximately $5,636,000. Each holder of an allowed Class 4 Claim has received (i) a pro-rata share of $786,000 in cash and (ii) a beneficial interest in a note (the "Note") in principal amount equal to the amount by which the sum of all allowed Class 4 Claims exceeds $786,000. The Note is payable quarterly, with interest at the rate of 6% per annum on the unpaid balance, commencing June 1997 based on a ten-year amortization schedule with the balance payable on May 12, 2002. The Note also requires prepayments annually commencing March 1998 in amounts aggregating 50% of the Company's excess cash flow (as defined) for the preceding fiscal year. There was no excess cash flow in the fiscal years 1998 or 1997. The Note is secured by a second lien on the same assets which secure the Facility.

        At November 30, 1998, there was one remaining disputed Class 4 Claim which relates to a lease rejection claim (and related pre-petition rental claim), in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at One Penn Plaza, New York City. This claim is currently pending in the U.S. Bankruptcy Court. See "Item 3. Legal Proceedings." The Company has included in long-term debt and current portion of long-term debt approximately $1,399,000 as a reserve for this claim.

Recent Developments

        On December 1, 1998, the Company hired Richard Moskowitz as its new President and Chief Operating Officer. See "Item 10. Directors and Officers of the Registrant" regarding Mr. Moskowitz's background.

        On December 18, 1998, the Company signed a ten year license agreement (the "WWF License") with Titan Sports, Inc. ("Titan"). The WWF License provides the Company with the exclusive license to use the World Wrestling Federation ("WWF") trademarks for men's and young men's above size 20 sportswear and outerwear and a non-exclusive license for T-shirts and sweatshirts. The Company has issued to Titan ten year warrants to purchase an amount of Common Stock equal to eight percent of the sum of (i) the amount of outstanding Common Stock on the date of exercise plus (ii) the amount of Common Stock issuable upon (a) the exercise of all then existing options and warrants and (b) the conversion of all securities convertible into Common Stock (the "Fully Diluted Common Stock"). The exercise price of the warrants is $.10 per share. A warrant with respect to two percent of the Fully Diluted Common Stock became exercisable upon the execution of the WWF License. The warrants become exercisable with respect to an additional two percent of the Fully Diluted Common Stock at the time that the Company's annual gross revenues of WWF licensed products reaches each of the following thresholds: $10,000,000; $25,000,000 and $50,000,000.

General

        The Company reincorporated in 1986 under the laws of the State of Delaware. The Company was previously incorporated in New York in 1949. On June 3, 1998, the Company changed its name from Andover Togs, Inc. to The Andover Apparel Group, Inc. The Company and its subsidiaries are referred to collectively herein as the "Company". The Company conducts its operations directly, except that the Company's manufacturing facility in the Dominican Republic is operated by its subsidiary, Tortoni Manufacturing Corporation.

Products and Product Design

        The Company designs, manufactures and sells popular-priced children's active sportswear, including separate tops, dresses, slack sets, short sets, three-piece sets, warm-up sets, pants, jeans, skirts, coordinates and related separates. Such products are manufactured in girls' sizes infant through 14 and boys' sizes infant through size 7. The Company also designs, manufactures and sells girls' sleepwear. The majority of the

Company's children's and girls products are everyday garments required in the wardrobe of the age group served. The garments are sold as non-branded merchandise, under store labels.

        The Company's children's and girl's products are designed and marketed for two principal selling seasons: Spring/Summer and Fall/Holiday. During 1998, retail prices for items in the Company's Spring/Summer collection of children's sportswear generally ranged from $4 to $20 and ranged from $6 to $25 for items in the Company's Fall/Holiday Collection. The Company's product lines of sportswear for each season typically consist of a variety of clothing items sold as separates as well as in coordinated sets. Each seasonal offering of separates contain items designed to enable customers to assemble coordinated outfits consisting of separate items within a product line.

        On December 18, 1998, the Company entered into the WWF License which provides for the manufacture and sale by the Company of men's and young men's apparel under the WWF trademarks. Such products are to be manufactured in men's and young men's sizes above size 20. The WWF License includes an exclusive license covering men's and young men's sportswear and outerwear and a non-exclusive license for T-shirts and sweatshirts. The Company is currently marketing its first line of WWF licensed products.

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

Sales and Marketing

        Sales during fiscal 1998 were made to approximately 150 customers, although the Company's 6 largest customers accounted for approximately 86% of the Company's sales. Wal-Mart Stores, Inc. and K-Mart Corp., accounted for approximately 57% and 15%, respectively, of the Company's 1998 sales. Wal-Mart Stores, Inc. currently accounts for approximately 54% of the Company's orders and the loss of Wal-Mart Stores, Inc. as a customer would have a material adverse effect on the Company's business. The Company has no long-term commitments from its customers. Accordingly, the Company is dependent upon the continued support of its largest customers, and it is essential that the Company expand its customer base in order to reduce its reliance on them. At various times during the year, the Company has substantial credit exposure to its major customers.

        The Company currently has a salaried sales force of six persons. In addition, the Company retains five commission sales representatives. The Company maintains a showroom at its principal office in New York City.

Production and Distribution

        Products accounting for approximately 80% of the Company's net sales in fiscal 1998 were manufactured in the Company's facility located in the Dominican Republic. The Company's domestic facility in Pisgah Alabama is used primarily for cutting, distribution and warehousing. The balance of sales in fiscal 1998 was derived from imported goods and goods manufactured by outside contractors which are made to the Company's specifications.

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

        Competition. The apparel industry, including children's active sportswear and men's and young men's sportswear and outerwear, is fragmented and highly competitive. Although the Company's products have been historically less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company does not accurately judge such preferences. The Company competes with domestic and foreign manufacturers on the basis of quality, reliability and price. Some of the Company's competitors have substantially greater financial resources than the Company. In addition, the Company's customers have steadily increased the products they import directly.

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

        Financial Condition and History of Losses. The Company has suffered net losses in each of its last four fiscal years. The Company has not yet fully realized the benefits from its turnaround strategy, commenced during the bankruptcy proceedings, which included closing manufacturing facilities, reducing workforce, eliminating unprofitable product lines, strengthening senior management and making numerous other operational and financial improvements.

        Company Outlook and Current Uncertainties. The Company seeks to rebuild and refresh the Company's core childrenswear business and to offer fashion and value childrenswear products. The Company has expanded its apparel line to men's and young men's products in connection with the WWF License with Titan and the Company hopes to identify additional opportunities for expanding its apparel lines beyond its current offerings. The Company expects that this rebuilding process will result in long term benefits for the Company by allowing it to build a stronger and broader customer base, although there can be no assurance that the Company will be able to do so. During this rebuilding process, the Company anticipates that it will continue to report losses. The resumption of profitable operations will require the Company to both increase total sales and expand its customer base. A return to profitable operations is necessary if the Company is to remain stable.

        Dependence on Major Customers. The Company's six largest customers accounted for approximately 86% of the Company's sales in fiscal 1998. In fiscal 1998, approximately 57% and 15% of the Company's sales were made to Wal-Mart Stores, Inc. and K-Mart Corp., respectively. Wal-Mart Stores, Inc. accounted for approximately 68% of the Company's fiscal 1997 sales. Currently, Wal-Mart Stores, Inc. accounts for approximately 54% of the Company's orders and the loss of Wal-Mart Stores, Inc. as a customer would have a material adverse effect on the Company's business. The Company has no long-term commitments from its customers. Accordingly, the Company is dependent upon the continued support of its largest customers and it is essential that the Company expand its customer base in order to reduce its reliance on them.

        Year 2000. Many existing computer systems and programs process transactions using two digits rather than four digits for the year of a transaction. Unless the hardware and/or the software has been modified, a significant number of those computer systems and programs may process a transaction with a date of the year 2000 as the year "1900", which could cause the system or the program to fail or create erroneous results before, on or after January 1, 2000 (the "Year 2000 Issue"). The Company has initiated its Year 2000 project which is intended to reduce the effects on the Company's business of the Year 2000 Issue. See Item 7. Management's Discussion and analysis of Financial Condition and Results of Operations. The failure to correct a material Year 2000 Issue could result in an interruption in, or failure of, certain of the Company's normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because of the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Year 2000 Issue will have a material impact on the Company's results of operations, liquidity or financial condition.

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

        Disclosure Relating to Thinly-Traded and Low-Priced Stocks. During the bankruptcy proceedings, the Common Stock was delisted from the Nasdaq Stock Market and now trades only sporadically in the over-the-counter market. From May 2, 1996 to May 29, 1998, quotations for the Common Stock were published in the National Quotations Bureau's "Pink Sheets." Since June 1, 1998, quotations are no longer published in the Pink Sheets but are reported to the National Quotations Bureau by market makers. In addition, the Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities, like the Company's Common Stock, with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules, particularly Rule 15g-9, require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. Bid and offer quotations, and the broker dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's Common Stock.

Backlog

        At February 5, 1999, the amount of the Company's booked orders believed to be firm was approximately $4,255,000, all of which are expected to be filled during the current fiscal year. This compares with approximately $5,084,000 of such orders at February 5, 1998.

Seasonality

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

Employees

        In order to control costs, the Company has reduced its workforce by approximately 65% since November 30, 1994. At November 30, 1998, the Company employed approximately 425 persons, of whom approximately 390 persons were engaged in manufacturing, six were engaged in sales, and the balance were engaged in managerial and administrative functions. Reflecting its reduced sales volume and increasing use of contract production, the Company is continuously evaluating its staffing requirements.

        None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties.

        The following table sets forth in summary fashion the location of each of the Company's principal production facilities, its principal use, approximate floor space and the lease expiration date where leased.

                                                         Approximate Floor   Year of Lease
               Location            Description of Use     Space (sq. ft.)    Expiration(1)
       -------------------------- ---------------------- ------------------- ---------------
       New York, New York         Executive offices and              15,700           2001
                                    showrooms

       Pisgah, Alabama            Cutting, finishing                120,000            --
                                    and distribution(2)

                                  Warehouse(2)                       80,000            --

                                  Warehouse                          10,000            --

                                  Warehouse                          15,000            --

       La Romana, Dominican       Sewing and finishing               40,000           1999(3)
          Republic

--------------------------
(1)     Facility is owned if no lease expiration date is set forth.
(2)     This building is listed for sale or lease.
(3) There are two leases relating to this facility which expire in August and November of 1999, respectively. The Company intends to seek renewal of both leases. The Company has an option to construct an additional section of 20,000 square feet of space at this facility.

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

        The Company believes that its Dominican Republic facility is suitable and adequate for its needs at this time. Expansion of the facility may become necessary in the future, and for that purpose, the Company has an option to construct an additional 20,000 square feet. The two leases relating to the facility expire in August and November of 1999, respectively. The Company intends to seek renewal of both leases.

Item 3.  Legal Proceedings.

        On March 19, 1996 the Company, together with its wholly owned subsidiaries, Springdale Fashions, Inc., Tortoni Manufacturing Corp. and Stonehenge Financial Corp., filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"). The Company and such subsidiaries operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code until May 12, 1997 when they emerged from bankruptcy pursuant to the Plan (See "Item 1. Business -- Reorganization under the Bankruptcy Code").

        The Company is defending in the U.S. Bankruptcy Court a lease rejection claim (and related pre-petition rental claim) by Mid-City Associates asserted against the Company in the bankruptcy proceedings seeking a total amount of approximately $1,552,000 relating to the Company's former executive offices and showroom at One Penn Plaza in New York City. The trial has concluded, and the dispute is now before the judge for decision. Even if the Company prevails, the decision can be appealed. Any amount so allowed will be treated as an allowed Class 4 Claim in the manner described under "Item 1. Business -- Reorganization under the Bankruptcy Code."

        On December 4, 1998, the Company, together with its wholly-owned subsidiaries, Springdale Fashions, Inc., Tortoni Manufacturing Corp. and Stonehenge Financial Corp., commenced an adversary proceeding against The Chase Manhattan Bank (f/k/a Chemical Bank) ("Chase") in the U.S. Bankruptcy Court by the filing of a complaint, which seeks damages of at least $20 million on following claims, each of which arises from Chase's conduct in connection with its lending relationship with the Company: (1) breach of agreements to provide continued financing; (2) breach of obligation to continue paying letters of credit in accordance with the parties' established course of dealing; (3) fraud;
(4) breach of the implied covenant of good faith and fair dealing; and (5) prima facie tort.

        On February 16, 1999, the Company commenced an action in the Supreme Court of the State of New York, New York County against U-Neek, Inc. ("U-Neek") and a former employee of the Company. The Company seeks damages in an amount in excess of $1,180,000 resulting primarily from U-Neek's failure to effect arrangements for the Company to be paid for sales orders obtained by U-Neek and fulfilled by the Company as provided by an agreement between the Company and U-Neek. The Company also seeks an injunction against U-Neek prohibiting U-Neek from receiving proceeds from sales orders fulfilled by the Company and from orders the former employee solicited prior to December 1, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

                                     PART II

Item 5. Market for Registrant's Common
        Equity and Related Stockholder Matters.

Market Information

        On May 2, 1996, the Common Stock was delisted from the Nasdaq Stock Market and began trading in the over-the-counter market (symbol: "ATOQ"). Trading and quotations have been sporadic. From May 2, 1996 to May 29, 1998, quotations were published in the National Quotation Bureau's "Pink Sheets." Commencing June 1, 1998 quotations are no longer published in the Pink Sheets but are reported to the National Quotations Bureau by market makers. The following table sets forth the high and low bid prices for the Common Stock as reported by the National Quotation Bureau by quarters for the period from December 1, 1996 through the fiscal year ended November 30, 1998.

                                                                              Bid Prices
                                                                             ----------
            Fiscal Year Ended November 30, 1997                        High              Low
            -----------------------------------                        ----              ---
First Quarter                                                          $.625            $.047
Second Quarter                                                         $.500            $.250
Third Quarter                                                          $.625            $.375
Fourth Quarter                                                         $.375            $.250

            Fiscal Year Ended November 30, 1998
            -----------------------------------
First Quarter                                                          $.375            $.156
Second Quarter                                                         $.156            $.156
Third Quarter                                                          $.188            $.188
Fourth Quarter                                                         $.188            $.188

        All over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Number of Stockholders

        On February 23, 1999, there were approximately 124 holders of record of the Common Stock. A substantial number of shares of the Common Stock is held of record by brokers and depositories. Accordingly, the Company believes that the actual number of holders of the Common Stock may be substantially higher.

Dividends

        The Company has not paid cash dividends on its Common Stock for more than the past five years. The Facility prohibits the declaration or payment of dividends of any kind on the Common Stock.

Item 6. Selected Financial Data.

        The following information has been derived from the audited Consolidated Financial Statements of the Company included elsewhere herein and in earlier filings of the Company on Form 10-K and should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included herein.

                                                       Fiscal Year Ended November 30,
                                                       -------------------------------
                                         1998        1997        1996         1995          1994
                                         ----        ----        ----         ----          ----
                                                   (in thousands, except per share data)
Income Statement Data
Net sales                             $19,307     $19,488      $43,057     $80,552      $73,767
Cost of goods sold                     15,468      16,139       37,363      70,582       60,138
Gross profit                            3,839       3,349        5,694       9,970       13,629
Selling, general and
   administrative expenses              4,802       3,661        8,129      13,619       12,481
(Loss) income before interest,
  reorganization items and
  write-off of cost in excess
  of net assets acquired                 (963)       (312)      (2,435)     (3,649)       1,148
Reorganization items                       --       1,617(2)     6,375 (2)      --           --
Write-off of cost in excess
   of net assets acquired                  --          --           --         832(1)        --
Operating (loss) income                  (963)     (1,929)      (8,810)     (4,481)       1,148
Interest expense, net                     313          35          992       1,435        1,006
(Loss) income before income
   tax provision (benefit)             (1,276)     (1,964)      (9,802)     (5,916)         142
Income tax provision (benefit)              7          27           10      (1,637)          17
Net (loss) income                     ($1,283)    ($1,991)     ($9,812)    ($4,279)        $125

Net (loss) income per share             ($.29)      ($.45)      ($2.19)      ($.96)        $.03

Weighted average shares                 4,471       4,471        4,471       4,435        4,358

Balance Sheet Data
Working capital                        $3,782    $  5,068     $  6,524   $  10,161    $  16,086
Total assets                            9,694       9,994       17,689      33,981       36,880
Long-term debt,
   excluding current portion            3,462       3,963        4,527       4,002        5,238
Stockholders' equity                    2,020       3,229        5,160      14,972       18,956

----------------------
(1) Write-off of cost in excess of net assets acquired related to the Dobie acquisition.
(2)     Costs relating to proceedings under Chapter 11 of the Bankruptcy Code.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of sales:

                                                          Fiscal Year Ended November 30,
                                                       -----------------------------------
                                                       1998            1997           1996
                                                       ----            ----           ----
Net sales.....................................        100.0%          100.0%         100.0%
Cost of goods sold............................         80.1            82.8           86.8
                                                      -----           -----          -----
Gross profit..................................         19.9            17.2           13.2
Selling, general and administrative expenses..         24.9            18.8           18.9
                                                      -----           -----          -----
Loss before interest and reorganization                (5.0)           (1.6)          (5.7)
   items......................................
Reorganization items..........................           --             8.3           14.8
                                                      -----           -----          -----
Operating loss................................         (5.0)           (9.9)         (20.5)
Interest expense, net.........................          1.6              .2            2.3
                                                      -----           -----          -----
Loss before income tax........................         (6.6)          (10.1)         (22.8)
Income tax....................................           --              .1             --
                                                      -----           -----          -----
Net loss......................................         (6.6%)         (10.2%)        (22.8%)
                                                     =====           =====          =====

1998 vs. 1997

        Sales for the 1998 fiscal year were $19,307,000 as compared to $19,488,000 in fiscal 1997, a decrease of $181,000 or .9%. In the fourth quarter, the Company was unable to fulfill approximately $380,000 in orders due to damage caused to the Company's Dominican Republic facility by hurricane Georges. Sales for the 1998 fiscal year would have been slightly higher if not for the effect of the hurricane.

        Gross profit for the 1998 fiscal year was $3,839,000 as compared to $3,349,000 in fiscal 1997 an increase of $490,000. The Company's gross profit as a percentage of net sales increased to 19.9% from 17.2% in 1997. The increase in gross profit was primarily attributable to reductions in manufacturing overhead and sales of certain licensed products at higher margins.

        Selling, general and administrative expenses increased $1,141,000 to $4,802,000 in 1998 from $3,661,000 in 1997. As a percentage of net sales, the expenses increased from 18.8% to 24.9%. The increase in expenses was primarily attributable to increased salaries related to the hiring of a new President in December 1997 and additional sales and merchandising personnel, professional fees, commissions and royalties, net of a gains of approximately $349,000 relating to machinery and equipment sales and insurance proceeds from damage caused by the hurricane.

        Interest expense increased $148,000 to $374,000 in 1998 from $226,000 in 1997. The increase is primarily attributable to interest payments on long term debt, which became payable on and after May 12, 1997 when the Company emerged from bankruptcy and interest on borrowings against the Facility in fiscal 1998.

1997 vs. 1996

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

Liquidity and Capital Resources

        On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into the Facility. The Facility, as amended, provides for a $10,500,000 discretionary revolving credit line, of which $3,000,000 is available for letters of credit. Advances under the revolver are to bear interest at prime plus .85%. Advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are secured by all of the Company's assets other than its real estate. Under the Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends. An amendment to the Facility eliminated the financial covenants previously contained therein.

        At November 30, 1998, working capital was $3,782,000, compared to $5,068,000 at November 30, 1997. The reduction in working capital is due primarily to the Company's net loss for the year. The Company believes that cash generated from operations and available borrowings will be sufficient to meet working capital needs for the current fiscal year. The Company's current ratio, at November 30, 1998 and 1997, was 1.9 and 3.0 respectively.

        Under the provisions of the Internal Revenue Code, the Company has approximately $11.7 million of net operating loss carryforwards available to offset future tax liabilities of the Company, that expire from 2010 through 2013.

New Accounting Standards

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

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the manner in which a public business enterprise reports certain information about operating segments and discloses enterprise-wide information about its products and services, activities in different geographic areas, and its reliance on major customers. The statement is effective for the Company's financial statements in fiscal 1999. The adoption of this statement will not have a material effect on the Company's financial statements.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes standards that require that all derivative instruments be recorded on the balance sheet at their fair value. This statement is effective for the Company's financial statements in fiscal 2000. The adoption of this Statement will not have a material effect on the Company's financial statements.

Year 2000

        Many existing computer systems and programs process transactions using two digits rather than four digits for the year of a transaction. Unless the hardware and/or the software has been modified, a significant number of those computer systems and programs may process a transaction with a date of the year 2000 as the year "1900", which could cause the system or the program to fail or create erroneous results before, on or after January 1, 2000 (the "Year 2000 Issue").

        The Company's Year 2000 project is intended to reduce the effects on the Company's business of the Year 2000 Issue. The Year 2000 project involves: (i) an inventory of Year 2000 items and an assessment of the Year 2000 compliance of items determined to be material to the Company; (ii) modifying or replacing material items that are determined not to be Year 2000 compliant (iii) testing material items and evaluating Year 2000 compliance of the Company's customers, suppliers and contractors and (iv) designing and implementing contingency plans. All phases of the project are being performed by the Company's management information systems department. Simulations of actual use conditions are scheduled to be completed before July 1999.

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

        The Company's MIS systems are not currently Year 2000 compliant. The Company has modified the software in each such system to accept transactions dated on or after January 1, 2000. Testing of the individual systems indicate that the modifications were generally successful although further modifications are necessary. In the event that any of the Company's software modifications do not resolve the Year 2000 Issue, the Company intends to purchase and test software upgrades or replace non-compliant MIS systems. The Company is in the process of pricing MIS software upgrades and replacements. The Company anticipates that upgrade costs, if incurred, would be paid from cash flow generated by operations. No assurance can be made at this time that software upgrades or replacement will resolve the Company's MIS Year 2000 Issues.

        The Company expects to complete its upgrade and testing of Year 2000 compliant EDI software by approximately May 1, 1999. This upgrade is coordinated with EDI upgrades by many of the Company's customers and is not solely for the purpose of resolving Year 2000 Issues. The upgrade is being provided at no cost to the Company by the EDI intermediary which routes EDI communications between the Company and its customers. No assurance can be made at this time that the upgrade will cause the EDI system to be Year 2000 compliant.

        The Company's tests have confirmed that the Company's mainframe operating system is Year 2000 compliant. The Company intends to replace personal computers found not to be Year 2000 compliant and estimates that the cost of replacement to be approximately $25,000.

        The Company believes that its manufacturing operations software does not require material modifications to be Year 2000 compliant.

        The Company continues to communicate with its customers, contractors and suppliers to evaluate their Year 2000 compliance. The Company believes that over the upcoming months its major customers who have not yet done so plan to test their EDI systems for internal, intermediary and supplier Year 2000 compliance. The Company would be unable to receive and invoice orders from a customer through EDI if the customer or its EDI intermediaries are not Year 2000 compliant. Although the Company does not transmit electronic orders to its contractors and suppliers, delays or non-delivery of goods to the Company could arise from Year 2000 Issues affecting their businesses.

        The failure to correct a material Year 2000 issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because of the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Year 2000 Issue will have a material impact on the Company's results of operations, liquidity or financial condition.

        To date, the Company has not established a contingency plan for possible Year 2000 Issues. Where needed, the Company intends to establish contingency plans based on its testing and evaluation experience.

        The completion dates referenced above and the cost of personal computer replacement are based on management's best estimates and may be updated as additional information becomes available. Reference is made to this Item 7.
-- Forward-Looking Statements, which addresses forward-looking statements made by the Company.

Company Outlook and Current Uncertainties

        The Company seeks to rebuild and refresh the Company's core childrenswear business and to offer fashion and value childrenswear products. The Company has expanded its apparel line to men's and young men's products in connection with the WWF License with Titan and hopes to identify additional opportunities for expanding its apparel lines beyond its current offerings. The Company expects that this rebuilding process will result in long term benefits for the Company by allowing it to build a stronger and broader customer base, although there can be no assurance that the Company will be able to do so. During this rebuilding process, the Company anticipates that it will continue to report losses. The resumption of profitable operations will require the Company to both increase total sales and expand its customer base. A return to profitable operations is necessary if the Company is to remain stable.

        The Company's six largest customers accounted for approximately 86% of the Company's sales in fiscal 1998. In fiscal 1998, approximately 57% and 15% of the Company's sales were made to Wal-Mart Stores, Inc. and K-Mart Corp., respectively. Wal-Mart Stores, Inc. accounted for approximately 68% of the Company's fiscal 1997 sales. Currently, Wal-Mart Stores, Inc. accounts for approximately 54% of the Company's orders and the loss of Wal-Mart Stores, Inc. as a customer would have a material adverse effect on the Company's business. The Company has no long-term commitments from its customers. Accordingly, the Company is dependent upon the continued support of its largest customers and it is essential that the Company expand its customer base in order to reduce its reliance on them.

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

        Not applicable.

                                           PART III

Item 10.       Directors and Executive Officers of the Registrant.

Identification of Directors.

        The following table sets forth the names and ages and principal occupations of each of the Company's directors and the year in which each was first elected director.

       Name and Age                     Principal Occupation               Director Since
       ------------                     --------------------               --------------
George S. Blumenthal (55)    Chairman of the Board and Treasurer of             1991
                             OCOM Corporation and NTL Incorporated,
                             Chairman of the Board and Treasurer of
                             Cellular Communications of Puerto Rico,
                             Chairman of the Board of CoreCom Limited (1)

Peter A. Cohen (52)          Managing Member of Ramius Capital                  1981
                             Group, LLC (2)(3)(4)

William L. Cohen (57)        Chairman of the Board and Chief Executive          1979
                             Officer of the Company (3)(5)

Donald D. Shack (70)         Attorney, Shack & Siegel, P.C. (6)                 1986

Monte Wolfson (73)           President of Monte Wolfson                         1994
                             Associates, Inc. (7)

--------------------
(1) Mr. Blumenthal has been Chairman of the Board and Treasurer of OCOM Corporation since 1990. He has been Chairman of the Board and Treasurer of NTL Incorporated since April 1993. Mr. Blumenthal has also been Chairman of the Board and Treasurer of Cellular Communications of Puerto Rico, Inc. (formerly CoreCom Incorporated) since April 1989 and has been Chairman of the Board of CoreCom Limited since March 1998. Mr. Blumenthal was President of Blumenthal Securities, Inc., a New York Stock Exchange member firm for in excess of five years prior to November 1992. Mr. Blumenthal was the Chairman and Treasurer of Cellular Communications International, Inc. until April 1994. He was the Chairman and Treasurer of Cellular Communications, Inc. until August 1996, when such company merged into AirTouch Communications, Inc. He is a director of CoreComm Incorporated, OCOM Corporation and NTL Incorporated.

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

(3)     Messrs. William L. Cohen and Peter A. Cohen are siblings.
(4) Peter A. Cohen renders financial and management consulting services to the Company. Until March 19, 1996, he was paid a fee at the annual rate of $75,000 plus certain benefits. Effective March 19, 1996 his consulting fee was eliminated. Mr. Cohen received $18,750 in consulting fees during fiscal 1996. He has continued to render services without charge.
(5) For information regarding William L. Cohen's business history, see "Identification of Executive Officers" below.
(6) For information regarding Mr. Shack's business history, see "Identification of Executive Officers" below.
(7) Mr. Wolfson has been the President of Monte Wolfson Associates, Inc., a retail and marketing consultant, for over five years. In addition, Mr. Wolfson has been a United States Government advisor on the retail textile industry for over 25 years. From 1975 until his retirement in 1986, Mr. Wolfson was employed as President of Netco, Inc., the New York subsidiary of Zayre Group, an apparel retailer. Prior thereto he served as Chairman and CEO of Diana Stores, Corp., an apparel retailer. He was also Chairman of the Board of Ice Nine, Inc., an apparel manufacturer, from 1992 until March 1995.

        Each director holds office until the next annual meeting of stockholders and until his successor is elected and qualifies.

Identification of Executive Officers.

        The following table sets forth the names and ages of executive officers of the Company and all offices held by each such person on the date hereof.

Name                                      Age               Position with the Company
----                                      ---               -------------------------
William L. Cohen                          57                Chairman of the Board and
                                                               Chief Executive Officer

Richard Moskowitz                         54                President and Chief Operating
                                                               Officer

Stephen Fenyves                           54                Senior Vice President -
                                                               Administration and Operations

Alan Kanis                                49                Treasurer and Chief Financial
                                                               and Chief Accounting Officer

Stanley F. Schmoller                      60                Vice President - Manufacturing

Donald D. Shack                           70                Secretary

        Mr. William L. Cohen has been principally employed in senior managerial positions with the Company since 1965, as its Vice President-Administration from 1970 to 1983 and as its Chief Executive Officer since 1983. He was also President of the Company from 1983 until December 1997. Mr. Cohen was elected to the office of Chairman of the Board of Directors in 1987.

        Mr. Moskowitz was the President of Universal Marketing and Manufacturing, Inc., a consulting and product sourcing firm primarily servicing the apparel industry, from 1996 to 1998. For more than five years prior to 1996, Mr. Moskowitz was the majority stockholder and President of California Connection, Inc. a manufacturer and distributor of ladies sportswear.

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

        Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from December 1, 1997 through November 30, 1998, all filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.       Executive Compensation.

        The Summary Compensation Table below sets forth, for the last three fiscal years, all compensation paid or accrued to the chief executive officer and each other executive officer receiving salary and bonus in excess of $100,000 for services rendered to the Company and its subsidiaries during the last fiscal year.

                                  SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                                      Annual Compensation      Compensation
                                                   ------------------------    ------------
                                                              Other Annual       Options
                                        Year       Salary    Compensation(1)     Awarded
                                        ----       ------    --------------      -------

William L. Cohen,                       1998     $200,000(2)   $17,553           50,000
  Chairman of the Board                 1997      200,000(2)    21,734             --
  and Chief Executive Officer(3)        1996      433,077(2)      --               --

Steven A. Schwartz                      1998     $175,000         --            300,000(5)
  Former President and
  Chief Operating Officer(4)

Stephen Fenyves,                        1998     $140,000         --             35,000
  Senior Vice President -               1997      140,000         --               --
  Administration and Operations(3)      1996      175,000         --               --

Alan Kanis,                             1998     $150,000         --             35,000
   Treasurer and Chief Financial        1997      150,000         --               --
   and Chief Accounting Officer(3)      1996      166,000         --               --

Stanley F. Schmoller,                   1998     $108,820         --             10,000
  Vice President --Manufacturing        1997      109,150         --               --
                                        1996      132,807         --               --

---------------------------
(1) Except as shown, officers' benefits, including car allowances, medical, disability and life insurance and other benefits are valued, in the aggregate, below reportable thresholds.
(2) Pursuant to the employment agreement between the Company and Mr. Cohen, more fully described below, Mr. Cohen was entitled to be paid a base salary of $500,000. Effective March 19, 1996, Mr. Cohen voluntarily reduced his base salary by 20% to $400,000. Effective December 1, 1996, Mr. Cohen further voluntarily reduced his base salary to $200,000.
(3)   See "Other Officer Compensation Arrangements," below.
(4) Mr. Schwartz was employed by the Company as its President and Chief Operating Officer from December 1, 1997 to November 30, 1998.
(5)   Mr. Schwartz's option was cancelled on November 30, 1998.

        The following table sets forth certain information with respect to options to purchase Common Stock granted in fiscal year 1998 under the Company's Amended 1995 Stock Option Plan for the executive officers named in the Summary Compensation Table above.

                           OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value at
                                                                                         Assumed Annual Rates of
                                                                                       Stock Price Appreciation for
                              Individual Grants                                               Option Term
-----------------------------------------------------------------------------------   -----------------------------
                                         Percent of Total
                                         Options Granted     Exercise
                                          to Employees        Price     Expiration
        Name         Options Granted (#)      1998          ($/Share)      Date            5%($)      10%($)
-------------------  ------------------- --------------     ---------   -----------       ------     --------
William L. Cohen           50,000             9.11%          .125        04/01/03          1,725       3,815
Steven A. Schwartz        300,000(1)         54.64%          .25         12/07/07         47,160     119,520
Stephen Fenyves            35,000             6.38%          .125        04/01/03          1,208       2,671
Alan Kanis                 35,000             6.38%          .125        04/01/03          1,208       2,681
Stanley F. Schmoller       10,000             1.82%          .125        04/01/03            345         763

----------------
(1)      Mr. Schwartz's option was canceled on November 30, 1998.

      The following table details the total number and value of securities underlying unexercised options held at the end of the fiscal year ended November 30, 1998, separately identifying the exercisable and unexercisable options of the persons named in the summary compensation table above.

                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION VALUES

                                                           Number of          Value of Unexercised
                           Shares                     Unexercised Options         In-the-Money
                          Acquired       Value           at FY-End(#)          Options at FY-End
         Name           on Exercise(#) Realized($)  Exercisable/Unexercisable Exercisable/Unexercisable
         ----           -------------- -----------  ------------------------- -------------------------
William L. Cohen              --          --           25,000      45,000         $1,563       $6,250
Stephen Fenyves               --          --           14,500      30,500         $1,094       $4,375
Alan Kanis                    --          --           18,250      31,750         $1,094       $4,375
Stanley F. Schmoller          --          --            9,500      10,500         $  313       $1,250




Stock Options

        On June 13, 1995, the Company's stockholders ratified the Company's a new 1995 Stock Option Plan (the "1995 Plan"), which replaced the Company's prior Non-Qualified Stock Option Plan (the "NQ Plan"). The NQ Plan was terminated, although 100,500 options granted under the NQ Plan remain outstanding, 98,625 of which are currently exercisable. Officers, directors, employees and independent sales representatives were eligible for option grants to purchase shares of Common Stock under the NQ Plan. The 1995 Plan permits the grant of both non-qualified and incentive stock options to employees and consultants of the Company. On June 2, 1998, the Company's stockholders ratified amendments to the 1995 Plan to (i) increase the number of shares of Common Stock subject to the plan from 225,000 to 500,000, (ii) increase from three months to one year the period of time before expiration of an option after an optionee's death or retirement, (iii) increase from three to six months the period of time before expiration of a non-qualified option after an optionee leaves the Company for a reason other than cause, (iv) permit the exercise price of an option to be paid with shares of Common Stock without the approval of the Stock Option Committee,
(v) increase the annual grant of options to outside directors from 2,500 shares to 5,000 shares of Common Stock and permit the grant of additional options to outside directors at the discretion of the Stock Option Committee and (vi) effect certain technical changes to the 1995 Plan to reflect various changes in the law since 1995. To date, options to purchase 221,500 shares of Common Stock are outstanding under the 1995 Plan of which 51,675 are exercisable.

        On January 30, 1998, Donald D. Shack, the Company's Secretary and a director, received options outside of the plans described above to purchase 15,000 shares of Common Stock at the exercise price of $.25 per share, the market value on the date of grant, exercisable immediately, in consideration of legal services rendered to the Company. On April 2, 1998, William L. Cohen, the Company's Chairman and Chief Executive Officer and a director, received options outside of the plans described above to purchase 50,000 shares of Common Stock at an exercise price of $.125 per share, the market value on the date of grant. The options became exercisable with respect to 10,000 shares on July 1, 1998 and becomes exercisable with respect to an additional 10,000 shares on each anniversary of the date of grant. See "Other Officer Compensation Arrangements" for information with respect to options granted outside of the plans described above to Richard Moskowitz and Steven A. Schwartz.

Director Compensation

        During each of the Company's past three fiscal years, a fee of $10,000 was paid to each of Messrs. Blumenthal and Wolfson in consideration of their acting as directors of the Company, except that in fiscal 1996, Mr. Blumenthal received $7,500. The remaining $2,500 is being paid to Mr. Blumenthal over a five year period as an allowed Class 4 claim in the manner described under "Item
1. Business -- Reorganization under the Bankruptcy Code."

        The NQ Plan provided, and the 1995 Plan provides, for the annual grant of options to purchase 2,500 shares of Common Stock to members of the Company's Stock Option Committee (the "Committee") and outside directors who are not members of the Committee. During fiscal 1996, 1997 and 1998, Messrs. Blumenthal, Shack and Wolfson were each granted such options. These options are exercisable with respect to 25% of the shares covered thereby commencing one year from the date of grant and as to an additional 25% of the shares covered by the option upon each of the three succeeding anniversary dates of the date of grant.

Officer Compensation Arrangements

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

        The Company maintains a $4,000,000 split dollar life insurance policy on Mr. Cohen. Annual premiums for the policy are approximately $122,600. The Company currently pays approximately $115,600 of the premiums, and the William
L. Cohen Irrevocable Life Insurance Trust (the "Trust") pays the balance. Upon Mr. Cohen's death, the Corporation will receive an amount approximately equal to all premium payments made by it, and the Trust will receive the balance of the $4,000,000 death benefit. The trustees of the Trust have assigned the policy to the Corporation to secure such payment. In addition, the Company has borrowed against the policy.

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

        On December 1, 1998 Richard Moskowitz was employed as the Company's new President and Chief Operating Officer. Mr. Moskowitz's salary is $200,000 per annum, subject to increase by the Company's Board of Directors. Mr. Moskowitz is to receive an annual performance bonus based upon the Company's net sales.
On December 1, 1998, Mr. Moskowitz was granted a five year option outside of the Company's Amended 1995 Stock Option Plan (described above) to purchase up to 300,000 shares of Common Stock at the exercise price of $.10 per share, the market value of the Common Stock on the date of grant. The option is currently exercisable with respect to 50,000 shares of Common Stock. The option becomes exercisable with respect to an additional 50,000 shares of Common Stock at the times that the Common Stock reaches and maintains each of the following progressive trading price thresholds: $.75, $1.50, $2.00, $2.50 and $3.00. If the Company terminates Mr. Moskowitz's employment without cause prior to December 1, 1999, Mr. Moskowitz will receive severance equal to six months of his base salary. If Mr. Moskowitz's employment is terminated by the Company without cause after such date, he will receive severance equal to one year of his base salary.

        Effective December 1, 1998, Steven A. Schwartz was appointed as the Company's President - Licensed Products Division. Mr. Schwartz's employment ended on January 19, 1999. Mr. Schwartz's arrangements with the Company provide that he is to receive a percentage of the Company's net sales of WWF licensed merchandise through November 30, 2000. Mr. Schwartz is also entitled to severance equal to eight months of his base salary commencing on the date he left the Company's employ. On December 1, 1998, Mr. Schwartz was granted a five year option outside of the Company's Amended 1995 Stock Option Plan (described above) to purchase up to 200,000 shares of Common Stock. The option has an exercise price of $.25 per share and became exercisable with respect to 100,000 shares upon the signing of the WWF License. The option becomes exercisable with respect to an additional 100,000 shares in installments if the Company's net sales of WWF licensed merchandise exceeds certain progressive thresholds.

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

     Name and Address                          Amount and Nature of                Percent
   of Beneficial Owner                         Beneficial Ownership                of Class
   -------------------                         --------------------                --------
William L. Cohen                                 1,425,697(1)(2)                    31.6%
c/o The Andover Apparel Group, Inc.
1333 Broadway
New York, New York 10118

Peter A. Cohen                                   1,304,407(1)                       29.2%
c/o The Andover Apparel Group, Inc.
1333 Broadway
New York, New York 10118

Carolyn Cohen Zelikovic                            436,142(3)                        9.8%
c/o The Andover Apparel Group, Inc.
1333 Broadway
New York, New York 10118

Herbert Rosenstock, Stanley Rosenstock             230,787(4)                        5.2%
and General Sportswear Co., Inc.
23 Market Street
Ellenville, New York  12428

------------------------
(1) Does not include 41,250 shares held by a charitable foundation. Messrs. William L. and Peter A. Cohen are two of the five directors of such foundation and exercise shared voting power with respect to such shares.
(2) Includes 40,000 shares of Common Stock which Mr. Cohen has the right to acquire upon exercise of stock options exercisable as of April 2, 1999.
(3)  Ms. Zelikovic is the sister of William and Peter Cohen.
(4)  Based upon information provided to the Company on February 22, 1999.

Beneficial Ownership of Common Stock by Directors and Executive Officers.

        The following table sets forth certain information at February 23, 1999 with respect to Common Stock beneficially owned by all directors, the executive officers named in the Summary Compensation Table above and all directors and executive officers of the Company as a group.

          Name of                               Amount and Nature of                  Percent
      Beneficial Owner                          Beneficial Ownership                  of Class
      ----------------                          --------------------                  --------
George S. Blumenthal, Director                         65,285 (1)                        1.5%

Peter A. Cohen, Director                            1,304,407 (2)                       29.2%

William L. Cohen, Director,                         1,425,697 (2)                       31.6%
  Chairman of the Board
  and Chief Executive Officer

Steven Fenyves, Senior Vice                            29,500 (3)                        *
  President - Administration and Operations

Alan Kanis, Treasurer and Chief Financial              29,000 (4)                        *
  and Chief Accounting Officer

Stanley F. Schmoller, Vice President -                 22,250 (5)                        *
  Manufacturing

Steven A. Schwartz, Former President
  and Chief Operating Officer                         100,000 (6)                        2.2%

Donald D. Shack, Director and Secretary                82,650 (7)                        1.8%

Monte Wolfson, Director                                 6,250 (8)                        *

All directors and executive officers                3,115,039 (9)                       65.2%
  as a group (10 persons)

---------------------------
*  Less than one percent

(1) Includes 44,110 shares beneficially owned by Mr. Blumenthal as co-trustee and income beneficiary under a trust created under the will of Klara Blumenthal. Also includes 13,750 shares of Common Stock which Mr. Blumenthal has the right to acquire upon the exercise of stock options exercisable as of April 10, 1999.
(2) See "Beneficial Owners of More Than Five Percent of Common Stock" above for information in respect of shares of Common Stock beneficially owned by the Messrs. Cohen.
(3) Includes 24,000 shares of Common Stock which Mr. Fenyves has the right to acquire upon the exercise of stock options exercisable as of April 2, 1999.
(4) Includes 29,000 shares of Common Stock which Mr. Kanis has the right to acquire upon the exercise stock options exercisable as of April 2, 1999.
(5) Includes 14,000 shares of Common Stock which Mr. Schmoller has the right to acquire upon the exercise of stock options exercisable as of April 2, 1999.

(6) Includes 100,000 shares of Common Stock which Mr. Schwartz has the right to acquire upon the exercise of currently exercisable stock options.
(7) Includes 53,900 shares owned by Skylark Partners, a partnership of which Mr. Shack is a member. Also includes 26,250 shares of Common Stock which Mr. Shack has the right to acquire upon the exercise of stock options exercisable as of April 10, 1999.
(8) Includes 3,750 shares of Common Stock which Mr. Wolfson has the right to acquire upon the exercise of stock options exercisable as of April 10, 1999.
(9) Includes 303,875 shares of Common Stock which certain directors and executive officers have the right to acquire upon the exercise of stock options that are currently exercisable or exercisable before April 23, 1999.

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

        At November 30, 1998 William L. Cohen was indebted to the Company in the amount of $97,080 in respect of certain expenses paid by the Company on his behalf.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements:

               The following  consolidated  financial statements of The Andover Apparel
               Group, Inc. and its subsidiaries are included herein.

               Independent Auditor's Report                                    F-1

               Consolidated Balance Sheets -
                  As of November 30, 1998 and 1997                             F-2

               Consolidated Statements of Operations -
                  Years ended November 30, 1998, 1997 and 1996                 F-3

               Consolidated Statements of Stockholders' Equity -
                  Years ended November 30, 1998, 1997 and 1996                 F-4

               Consolidated Statements of Cash Flows -
                  Years ended November 30, 1998, 1997 and 1996                 F-5

               Notes To Consolidated Financial Statements                      F-7

        Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts                F-17

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

    3(d) Restated By-laws of the Company, as amended through December 4, 1997, incorporated by reference to Exhibit 3(d) to the Company's annual report on Form 10-K dated November 30, 1998.

    3(e) Certificate of Amendment of Certificate of Incorporation, filed June 3, 1998.

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

   10(f)       The Company's Amended 1995 Stock Option Plan.

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

   10(r) Note dated as May 12, 1997 made by the Registrant in favor of the Collateral Trustee incorporated by reference to Exhibit 99(k) to the May 1997 8-K.

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

      23       Consent of Mahoney Cohen & Company, CPA, P.C.

      27       Financial Data Schedule.

(b)    Reports on Form 8-K:

       No reports on From 8-K were filed during the last quarter of fiscal 1998.

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors of
   The Andover Apparel Group, Inc. and Subsidiaries


        We have audited the accompanying consolidated balance sheets of The Andover Apparel Group, Inc. and Subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows and the related Schedule II for each of the three years in the period ended November 30, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Andover Apparel Group, Inc. and Subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        /s/  MAHONEY COHEN & COMPANY, CPA, P.C.



New York, New York
January 29, 1999

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                          (In Thousands, Except Share Amounts)
                                                                                 1998             1997
                                                                                 ----             ----
ASSETS (Note 5)
CURRENT ASSETS:
   Cash                                                                         $  308           $3,045
   Accounts receivable, net of allowance for doubtful accounts
     of $50 in 1998 and $250 in 1997                                             3,182            1,841
   Insurance claim receivable (Note 6)                                             843               --
   Inventories (Note 3)                                                          3,103            2,487
   Marketable securities (Note 1)                                                  187              113
   Other current assets                                                            168              171
                                                                                ------           ------
         Total current assets                                                    7,791            7,657

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                                      1,827            2,237

OTHER ASSETS                                                                        76              100
                                                                                ------           ------
TOTAL ASSETS                                                                    $9,694           $9,994
                                                                                ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Loan payable (Note 5)                                                        $  513          $    --
   Accounts payable                                                              1,571              815
   Accrued expenses and other current liabilities (Notes 8 and 9)                1,024              992
   Current portion of long-term debt (Notes 2 and 7)                               901              782
                                                                                ------           ------
         Total current liabilities                                               4,009            2,589

OTHER LIABILITIES                                                                  203              213

LONG-TERM DEBT (Notes 2 and 7)                                                   3,462            3,963
                                                                                ------           ------
                                                                                 7,674            6,765
                                                                                ------           ------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 12):
   Common stock, $.10 par value per share, authorized 7,500,000 shares;
     Issued 4,655,490 in 1998 and 1997;
     Outstanding 4,470,815 in 1998 and 1997                                        465              465
   Additional paid-in capital                                                   11,154           11,154
   Unrealized gain -- securities (Note 1)                                          134               60
   Accumulated deficit                                                          (9,093)          (7,810)
   Less treasury shares, at cost (184,675 shares in 1998 and 1997)                (640)            (640)
                                                                                ------           ------
                                                                                 2,020            3,229
                                                                                ------           ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $9,694           $9,994
                                                                                ======           ======


See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 1998, 1997, 1996
--------------------------------------------------------------------------------

                                                     1998            1997             1996
                                                     ----            ----             ----
NET SALES                                           $19,307         $19,488          $43,057

COST OF GOODS SOLD                                   15,468          16,139           37,363
                                                    -------         -------          -------
GROSS PROFIT                                          3,839           3,349            5,694

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                           4,802           3,661            8,129
                                                    -------         -------          -------
LOSS BEFORE INTEREST AND
    REORGANIZATION ITEMS                               (963)           (312)          (2,435)

REORGANIZATION ITEMS (Note 9)                            --           1,617            6,375
                                                    -------         -------          -------
OPERATING LOSS                                         (963)         (1,929)          (8,810)

INTEREST EXPENSE, NET OF INTEREST
    INCOME OF $61 IN 1998,
    $191 IN 1997 AND $29 IN 1996                        313              35              992
                                                    -------         -------          -------
LOSS BEFORE INCOME TAX
    PROVISION                                        (1,276)         (1,964)          (9,802)

INCOME TAX PROVISION
    (Note 10)                                             7              27               10
                                                    -------         -------          -------
NET LOSS                                            $(1,283)        $(1,991)         $(9,812)
                                                    =======         =======          =======
NET LOSS PER SHARE                                   $(0.29)         $(0.45)          $(2.19)
                                                    =======         =======          =======
WEIGHTED AVERAGE SHARES                               4,471           4,471            4,471
                                                    =======         =======          =======


See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                   (IN THOUSANDS)

                                                                                        RETAINED
                                             COMMON STOCK      ADDITIONAL  UNREALIZED   EARNINGS       TREASURY STOCK
                                           -----------------   PAID-IN     GAIN-       (ACCUMULATED   ----------------
                                           SHARES     AMOUNT   CAPITAL     SECURITIES   DEFICIT)      SHARES     AMOUNT     TOTAL
                                           ------     ------   -------     ----------   --------      ------     ------     -----
BALANCE,  DECEMBER 1, 1995                  4,655     $  465    $11,154     $  --       $ 3,993         185     $ (640)    $14,972

Net loss                                       --         --         --        --        (9,812)         --         --      (9,812)
                                            -----     ------    -------     -----       -------         ---     ------     -------

BALANCE, NOVEMBER 30, 1996                  4,655        465     11,154        --        (5,819)        185     $ (640)      5,160

Unrealized gain--securities (Note 1)           --         --         --        60            --          --         --          60

Net loss                                       --         --         --        --        (1,991)         --         --      (1,991)
                                            -----     ------    -------     -----       -------         ---     ------     -------

BALANCE, NOVEMBER 30, 1997                  4,655        465     11,154        60        (7,810)        185       (640)      3,229

Unrealized gain--securities (Note 1)           --         --         --        74            --          --         --          74

Net loss                                       --         --         --        --        (1,283)         --         --      (1,283)
                                            -----     ------    -------     -----       -------         ---     ------     -------

BALANCE, NOVEMBER 30, 1998                  4,655       $465    $11,154      $134       ($9,093)        185     $ (640)    $ 2,020
                                            =====     ======    =======     =====       =======         ===     ======     =======


See notes to consolidated financial statements.

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                            (In Thousands)
                                                                                   1998           1997          1996
                                                                                   ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(1,283)       $(1,991)      $ (9,812)
Adjustments to reconcile net loss
  to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                     358            514          1,195
    Write-down of net fixed assets to reorganization items                             --            280          1,542
    Gain on exchange of property,
      plant, equipment and restricted cash                                             --           (434)            --
    Gain on sale of property, plant and equipment                                    (169)          (148)            --
    Gain on insurance recovery                                                       (190)            --             --
    Settlement of unsecured claim                                                      --            (63)            --
    Deferred rent                                                                     (11)            84             --

Changes in operating assets and liabilities:
    Accounts receivable                                                            (1,341)         1,029          6,826
    Insurance claim receivable, net                                                  (843)            --             --
    Inventories                                                                      (616)         1,130          9,674
    Refundable income taxes                                                            --             --            915
    Other assets                                                                       41             84            253
    Accounts payable                                                                  756            (46)        (3,751)
    Liabilities subject to compromise                                                  --             --          5,003
    Accrued expenses and other current liabilities                                    115         (1,490)           434
                                                                                  -------        -------       --------

  Net cash (used in) provided by operating activities                              (3,183)        (1,051)        12,279
                                                                                  -------        -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in cash surrender value                                                     23             17             --
  Proceeds from sale of property, plant, equipment and
    insurance claim                                                                   304            412             --
  Capital expenditures                                                                (12)            (4)          (110)
                                                                                  -------        -------       --------

    Net cash provided by (used in) investing activities                               315            425           (110)
                                                                                  -------        -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) notes payable                                          513             --         (6,200)
  Repayment of long-term debt                                                        (382)        (1,194)        (1,967)
                                                                                  -------        -------       --------

    Net cash provided by (used in) financing activities                           $   131        $(1,194)      $ (8,167)
                                                                                  =======        =======       ========


See notes to consolidated financial statements.                      (Continued)

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                            (In Thousands)
                                                                                   1998           1997          1996
                                                                                   ----           ----          ----
NET (DECREASE) INCREASE IN CASH                                                   $(2,737)       $(1,820)      $  4,002

CASH, BEGINNING OF YEAR                                                             3,045          4,865            863
                                                                                  -------        -------       --------

CASH, END OF YEAR                                                                 $   308        $ 3,045       $  4,865
                                                                                  =======        =======       ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for:
       Interest                                                                   $   247        $   199       $  1,055
                                                                                  =======        =======       ========
       Income taxes                                                               $    14        $    24       $     12
                                                                                  =======        =======       ========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Exchange of property, plant and equipment:
    Release of Industrial Revenue Bond                                            $    --        $ 3,055       $     --
    Property, plant and equipment and restricted cash                                  --         (2,621)            --
                                                                                  -------        -------       --------

    Gain on exchange                                                              $    --        $   434       $     --
                                                                                  =======        =======       ========


CONVERSION OF LIABILITIES SUBJECT TO COMPROMISE:

    Balance beginning of period                                                   $    --          9,057       $     --

      Exchange of Scottsboro-IRB                                                       --         (3,055)            --
      Conversion to Class 4 Notes                                                      --         (3,316)            --
      Mid-City disputed claim                                                          --         (1,399)            --
      Amounts paid                                                                     --         (1,067)            --
      Adjustment of accrual                                                            --           (220)            --
                                                                                  -------        -------       --------

    Balance end of period                                                         $    --       $   -0-        $     --
                                                                                  =======        =======       ========


See notes to consolidated financial statements

THE ANDOVER APPAREL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   General - On June 3, 1998, the Company changed its name from Andover Togs, Inc. to The Andover Apparel Group, Inc. The Andover Apparel Group, Inc. (the "Company") is engaged in the design, manufacture, import and sale of active sportswear primarily for infants, toddlers and children, principally to national retail stores.

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

   Fair Value of Financial Instruments - For financial instruments including cash, accounts receivable and payable and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. Based on the borrowing rates currently available to the Company, the estimated fair value of the current portion of long term debt and long term debt is approximately $3,750,000 as of November 30, 1998.

   Available-For-Sale Securities - Debt and equity securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of November 30, 1998 and 1997, $134,000 and $60,000, respectively, has been classified as unrealized gain-securities.

   Concentration of Credit Risk - The Company maintains cash balances at various banks earning interest. Accounts at banks are insured up to certain limits. The Company does not anticipate any losses with respect to cash.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

   Net Loss Per Share - For the year ended November 30, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share, which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options and stock warrants would have an antidilutive effect.

   Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. The impact of this is discussed in Note 4.

   Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                      Years
                                                      -----
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

   New Accounting Standards - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required for comparative purposes. Because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the manner in which a public business enterprise reports certain information about operating segments and discloses enterprise-wide information about its products and services, activities in different geographic areas, and its reliance on major customers. The Statement is effective for the Company's financial statements in fiscal 1999. The adoption of this Statement will not have a material effect on the Company's financial statements.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes standards that require that all derivative instruments be recorded on the balance sheet at their fair value. This statement is effective for the Company's financial statements in fiscal 2000. The adoption of this statement will not have a material effect on the Company's financial statements.

   Accounting for Stock Options - Prior to December 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During the fiscal year ended November 30, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

   Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2. CHAPTER 11 FILING

   On March 19, 1996, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

   On February 28, 1997, the Company filed its Plan of Reorganization under Chapter 11 of the Bankruptcy Code. The Plan, among other things, classifies the claims in categories for payment. The priority and convenience class claims (under $2,000) were to be paid immediately. The general unsecured claims are to be paid 100% of their claim with interest at 6% per annum, payable in quarterly installments of principal and interest to commence on June 30, 1997 based on a ten-year amortization schedule with the balance payable on the fifth anniversary (see Note 7(a)). On May 12, 1997, the Company emerged from Chapter 11 of the Bankruptcy Code and entered into a new financing agreement.


3. INVENTORIES

                                                        (In Thousands)
                                                          November 30,
                                                   -------------------------
                                                     1998             1997
                                                     ----             ----
      Raw materials                                 $   424         $   497
      Work-in-process                                 1,262             992
      Finished goods                                  1,417             998
                                                    -------         -------
                                                    $ 3,103         $ 2,487
                                                    =======         =======


4. PROPERTY, PLANT AND EQUIPMENT


                                                         (In Thousands)
                                                          November 30,
                                                   -------------------------
                                                      1998            1997
                                                      ----            ----
      Land                                          $    14              14
      Buildings                                       3,110           3,110
      Leasehold improvements                            276             276
      Machinery and equipment                         4,152           4,790
                                                    -------         -------
                                                      7,552           8,190
      Less accumulated depreciation
      and amortization                                5,725           5,953
                                                    --------        -------
                                                    $ 1,827         $ 2,237
                                                    ========        =======


   Property, plant and equipment was adjusted by approximately $314,000 during fiscal 1997, representing an impairment as determined by Management.

   In 1998, the Company sold machinery and equipment which resulted in a gain of $169,000 that was offset against selling general and administrtive expenses.

5. REVOLVING CREDIT FACILITY

   The Company has a discretionary $10,500,000 revolving credit line, of which $3,000,000 is available for letters of credit. Advances under the revolver are to bear interest at prime plus .85%, which, at November 30, 1998, was 8.85%. Advances are based on 85% of eligible accounts receivable plus 50% of eligible inventory and are collateralized by all of the Company's assets other than its real estate. Under the Facility, the Company is prohibited, among other restrictions, from pledging assets, creating additional indebtedness or paying dividends.

6. INSURANCE CLAIM RECEIVABLE

   On September 22, 1998, the Company's manufacturing facility in the Dominican Republic suffered property, equipment and merchandise damage from Hurricane Georges. The damage from the storm had the effect of temporarily stopping and then reducing the facility's operations which resulted in some lost sales during the fourth quarter due to unfulfilled orders. The Company has filed insurance claims with its carriers for the damage and the business interruption. The Company has subsequently settled with the insurance carrier for the damage to the property and equipment. The Company received approximately $310,000 of which approximately $180,000 represented a gain on the equipment that was offset against selling, general and administrative expenses.


7. LONG-TERM DEBT

                                                         (In Thousands)
                                                          November 30,
                                                ------------------------------
                                                      1998            1997
                                                      ----            ----
      Long-term debt (a)                            $ 4,228         $ 4,563
      Other                                             135             182
                                                    -------         -------
                                                      4,363           4,745

            Less current portion                        901             782
                                                    -------         -------
                                                    $ 3,462         $ 3,963
                                                    =======         =======

   a. On May 12, 1997 (the effective date the Company emerged from bankruptcy), a note was established for allowed and disputed general unsecured claims. Each holder of an allowed claim has received (i) a pro rata share of $786,000 being paid in cash by the Company and (ii) a beneficial interest in a note in principal amount equal to the amount by which the sum of all such claims exceeds $786,000 (the "Note"). The Note is payable quarterly, with interest at the rate of 6% per annum on the unpaid balance commenced on June 30, 1997 based on a ten year amortization schedule with the balance payable on May 12, 2002. The Note also requires prepayments annually commencing in March 1998 in amounts aggregating 50% of the Company's excess cash flow (as defined) for the preceding fiscal year. There is no excess cash flow (as defined) for fiscal 1998 and 1997. The
      Note is secured by a second lien on the same assets which secure the Facility.

      At November 30, 1998, there was one remaining disputed claim, which relates to a lease rejection claim (and related pre-petition rental claim) in the aggregate amount of approximately $1,552,000, asserted by the owner of the Company's former office space at 1 Penn Plaza, New York City. The claim is currently under litigation in the U.S. Bankruptcy court. The trial has concluded and the dispute is now before the judge for decision. Even if the Company prevails, the decision can be appealed. The Company has included in Long-Term Debt and current portion of Long-Term Debt approximately $1,399,000 as a reserve for this claim at November 30, 1998 and 1997.

      At November 30, 1998, repayment terms for the principal portion of long-term debt were as follows:

                                             (In Thousands)
                       Year                      Amount
                       ----                      ------
                       1999                     $    901
                       2000                          506
                       2001                          479
                       2002                        2,477
                                                 -------
                                                 $ 4,363
                                                 =======

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                          (In Thousands)
                                                           November 30,
                                                    ------------------------
                                                      1998            1997
                                                      ----            ----
      Accrued payroll                                   227         $   212
      Accrued professional fees                         182             160
      Accrued interest                                  170              88
      Accrued reorganization items                       --             231
      Liability to repair building                       84              --
      Other                                             361             301
                                                    -------         -------
                                                    $ 1,024         $   992
                                                    =======         =======


9. REORGANIZATION ITEMS

   Due to the filing for protection under Chapter 11 of the Bankruptcy Code, the Company incurred expenses relating to the hiring of professionals and facility closing costs for the year ended November 30, 1997 and 1996. Since the Company emerged from Chapter 11 on May 12, 1997 there were no expenses for the year ended November 30, 1998. The following represents reorganization items:

                                                                             (In Thousands)
                                                                              November 30,
                                                                  -----------------------------------
                                                                   1998           1997          1996
                                                                   ----           ----          ----
      Professional fees                                           $  --         $ 1,758      $  2,448
      Write-off of property and other costs
       relating to plant closings                                    --             280         1,542
      Gain on exchange of property, plant and equipment              --            (434)           --
      Gain on sale of property and equipment                         --             (95)           --
      Moving expenses                                                --              --           366
      Lease rejection claim                                          --              --         1,000
      Employment agreement claims                                    --              --           458
      Interest on convenience and priority claims                    --              38            --
      Payroll taxes on priority and unsecured claims                 --              93            --
      Severance pay                                                  --              37           275
      Settlement of claims                                           --             (63)           --
      Other                                                          --               3           286
                                                                  -------       -------      --------
                                                                  $  -0-        $ 1,617      $  6,375
                                                                  =======       =======      ========

   The following is a summary of the reorganization activity for the years ended November 30, 1998 and 1997:

                                                          (In Thousands)
                                                          --------------
   Balance at December 1, 1996                               $  1,384

   1997 provision                                               1,617
   1997 activity:
   Cash outflow for professional fees                          (2,179)
   Non-cash write-off of property and other
       costs relating to plant closings                          (280)
   Interest and payroll taxes on claims                          (131)
   Reduction in workforce-severance pay                          (177)
   Other                                                           (3)
                                                              -------
   Balance at December 1, 1997                                    231

   1998 activity:
   Cash outflow for professional fees                            (231)
                                                              -------
   Balance at November 30, 1998                               $    --
                                                              =======


10. INCOME TAXES

    The income tax provision consists of the following:

                                               (In Thousands)
                                           Year Ended November 30,
                                      --------------------------------
                                        1998         1997        1996
                                        ----         ----        ----
   Current:
      Federal                          $  --        $  --      $   --
      State and local                      7           27          10
                                       -----        -----      ------
        Total current                      7           27          10
   Deferred                               --           --          --
                                       -----        -----      ------
                                       $   7        $  27       $  10
                                       =====        =====      ======


   The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                                      (In Thousands)
                                                                 Year Ended November 30,
                                                      ------------------------------------------
                                                          1998              1997           1996
                                                          ----              ----           ----
   Federal income taxes at statutory rates              $  (434)          $ (648)       $ (3,333)
   Increase (decrease) resulting from:
   Valuation allowance                                      434              648           3,333
   State and local taxes,
       net of Federal income tax benefits                     7               27              10
                                                        -------           ------         -------
                                                        $     7           $   27        $     10
                                                        =======           ======         =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 1998 and 1997 are presented below:

                                                                        (In Thousands)
                                                             November 30,           November 30,
                                                                 1998                   1997
                                                                 ----                   ----
   Deferred tax assets:
   Difference between book and tax basis of property           $    222               $     88
   Expenses capitalized into inventory                               37                     52
   Expenses not currently deductible                                593                    596
   Reserves not currently deductible                                 19                     96
   Net operating loss                                             4,534                  4,066
                                                               --------               --------
   Deferred tax asset                                             5,405                  4,898
   Less valuation allowance                                      (5,405)                (4,898)
                                                               --------               --------
   Deferred tax                                                $     --               $     --
                                                               ========               ========

   The valuation allowance increased by $507,000 for the year ended November 30, 1998.

   At November 30, 1998, the Company has a federal net operating loss carryforward for income tax purposes of approximately $11,700,000 which will expire as follows:

                                 (In Thousands)
                     Year            Amount
                     ----            ------
                     2010          $  2,200
                     2011             7,500
                     2012               900
                     2013             1,100
                                   --------
                                   $ 11,700
                                   ========


11. COMMITMENTS AND CONTINGENCIES

    a. Effective September 15, 1996, the Company negotiated a lease for its executive office and showroom located in New York. The new lease expires on December 31, 2001 and provides for minimum annual rental payments ranging from approximately $224,000 to $267,000. The Company also leases various warehousing, manufacturing and office facilities and equipment under operating leases. Future minimum rental payments under these leases as of November 30, 1998 are as follows:

                                 (In Thousands)
                     Year            Amount
                     ----            ------
                     1999          $    379
                     2000               266
                     2001               267
                     2002                22
                                   --------
                                   $    934
                                   ========

      Rental expense was $442,000, $418,000 and $839,000 for the years ended November 30, 1998, 1997 and 1996, respectively.

    b. At November 30, 1998, the Company was contingently liable for open letters of credit of approximately $26,000, and a standby letters of credit of $100,000.


12. STOCK OPTION PLAN

    The Company amended its non-qualified and incentive stock option plans in June 1998 (the "1998 Plan"), that was adopted in May 1995 (the "1995 Plan"). The amended Plan increases the options to be granted for the purchase of up to 500,000 shares of common stock at prices not less than 80% for the non-qualified options and 100% for the incentive options of the fair market value of the common stock at the date of the grant. Options granted as incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code. No new options can be granted under the old plans, although 103,500 options remained outstanding under the 1995 Plan, at November 30, 1998. As of November 30, 1998, no incentive stock options had been granted.


   A summary of activities for the non-qualified stock options is as follows:

                                                           Number          Weighted Average
                                                         of Shares          Price per Share
                                                         ---------          ---------------
   Options outstanding,
      December 1, 1995                                     362,900              $ 2.727
         Granted                                             7,500                 .875
         Cancelled                                        (249,200)               2.975
                                                          --------
   Options outstanding,
      November 30, 1996                                    121,200                2.104
         Granted                                             7,500                 .375
         Cancelled                                         (10,200)               2.927
                                                          --------
   Options outstanding,
      November 30, 1997                                    118,500                1.924
         Granted (*)                                       571,500                 .186
         Cancelled (**)                                   (328,000)                .265
                                                          --------
   Options outstanding,
      November 30, 1998                                    362,000              $  .700
                                                          ========              =======

   Exercisable at November 30, 1998                        139,550              $ 1.323
                                                          ========              =======

   Weighted average fair value of options granted
   during period                                               --                   .19

   Weighted average remaining contractural rights
   (months)                                                    --                    52

     Exercise prices for options outstanding as of November 30, 1998 ranged from $.063 to $4.40.

     There were 303,500 shares reserved for future grant at November 30, 1998. The options expire beginning April 1999 through March 2005.
     (*)  365,000 shares were granted outside the Plan.
     (**) 300,000 shares were cancelled outside the Plan.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires entities to recognize as compensation expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-value-based method, defined in SFAS No. 123, had been applied.

     The Company has elected to adopt the disclosure-only provision of SFAS
     No. 123, and as described above, will continue to apply APB No. 25 to account for stock options. Had compensation expense been determined as provided in SFAS No. 123, the pro forma effect on the results of operations for each of the three years ended November 30, 1998 would not have had an effect on the Company's net loss or loss per share.


13.  MAJOR CUSTOMERS

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimum trade losses. Sales to one national retail chain accounted for approximately 57% of the Company's net sales in fiscal 1998, 68% in 1997 and 36% in 1996. Another national retail chain accounted for approximately 15% in 1998 and 29% in 1996.

14.  DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution plan subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least three months of service and have attained the age of 20 - 1/2 are eligible to participate. The Company may, at its sole discretion, make certain matching contributions to this plan. The Company made no contributions in 1998, 1997 and 1996.

15.  RELATED PARTY TRANSACTIONS

     A member of the Board of Directors is a director and shareholder in a law firm which provided legal services to the Company during 1998, 1997 and 1996.

16.  SUBSEQUENT EVENT

     On December 18, 1998, the Company signed a ten year license agreement (the "WWF License") with Titan Sports, Inc. ("Titan"). The WWF License provides the Company with the exclusive license to use the World Wrestling Federation ("WWF") trademarks for men's and young men's above size 20 sportswear and outerwear and a non-exclusive license for T-shirts and sweatshirts. The Company has issued to Titan ten year warrants to purchase an amount of Common Stock equal to eight percent of the sum of (i) the amount of outstanding Common Stock on the date of exercise plus (ii) the amount of Common Stock issuable upon (a) the exercise of all the existing options and warrants and (b) the conversion of all securities convertible into Common Stock (the "Fully Diluted Common Stock"). The exercise price of the warrants is $.10 per share. A warrant with respect to two percent of the Fully Diluted Common Stock became exercisable upon the execution of the WWF License. The warrants become exercisable with respect to an additional two percent of the Fully Diluted Common Stock at the time that the Company's annual gross revenues of WWF licensed products reaches each of the following thresholds: $10,000,000; $25,000,000 and $50,000,000.

17.  QUARTERLY DATA (UNAUDITED)

     Selected quarterly operating data is as follows (in thousands of dollars, except per share amounts):

                     Net          Gross             Net             Per Share
Quarter Ended       Sales         Profit       Income (Loss)      Income (Loss)
-------------       -----         ------       -------------      -------------
1998
----
February          $  2,970       $    490        $   (559)           $ (.13)

May                  4,742            869            (366)             (.08)

August               5,520          1,099            (315)             (.07)

November             6,075          1,381             (43)             (.01)
                  --------       --------        --------            ------
                  $ 19,307       $  3,839        $ (1,283)           $ (.29)
                  ========       ========        ========            ======


1997
----
February         $  4,006        $   710         $   (409)           $ (.09)

May                 4,290            771             (905)             (.20)

August              3,821            627             (694)             (.16)

November            7,371          1,241               17                --
                 --------        -------         --------           -------
                 $ 19,488        $ 3,349         $ (1,991)          $  (.45)
                 ========        =======         ========           =======

                                   Schedule II


THE ANDOVER APPAREL GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                  (In Thousands)

Column A                   Column B              Column C               Column D       Column E
--------                   --------              --------               --------       --------
                                                Additions
                                         -------------------------
                                             (1)            (2)

                          Balance at     Charged to     Charged to
                          Beginning       Costs and        Other                      Balance at
                          of Period       Expenses       Accounts      Deductions     End of Period
                          ---------      ----------     ----------     ----------     -------------
ALLOWANCE FOR
     DOUBTFUL ACCOUNTS:

Year ended
     November 30, 1998      $ 250                                        $200(A)          $   50
                            =====                                        =======          ======
Year ended
     November 30, 1997      $ 300                                        $ 50(A)          $  250
                            =====                                        =======          ======
Year ended
     November 30, 1996      $ 310                                        $ 10(A)          $  300
                            =====                                        =======          ======


(A) Write-off of uncollectible accounts.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 25, 1999          The Andover Apparel Group, Inc.

                                  By: /s/ William L. Cohen
                                     ------------------------
                                      William L. Cohen, Chairman
                                      of the Board and Chief
                                      Executive Officer

                                  By: /s/ Alan Kanis
                                      ------------------
                                      Alan Kanis, Treasurer, Chief Financial
                                      and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                               Date
     ---------                            -----                               ----


/s/  George S. Blumenthal              Director                           February 25, 1999
-----------------------------------
     George S. Blumenthal

/s/  Peter A. Cohen                    Director                           February 25, 1999
-----------------------------------
     Peter A. Cohen

/s/  William L. Cohen                  Director, Chairman of the Board    February 25, 1999
-----------------------------------       and Chief Executive Officer
     William L. Cohen

/s/  Donald D. Shack                   Director and Secretary             February 25, 1999
-----------------------------------
     Donald D. Shack

/s/  Monte Wolfson                     Director                           February 25, 1999
-----------------------------------
     Monte Wolfson
